Form 10-Q
period 2006-03-31
Warner Chilcott Holdings CO III, LTD
filed 2006-05-12
CIK 1319896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-126660

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	36215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

100 Enterprise Drive, Rockaway, New Jersey 07866

(Address of principal executive offices)

973-442-3200

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “Large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006 the registrant had 13,939,011 shares of $0.01 par value common stock outstanding.

Items other than those listed above have been omitted because they are not applicable.

Explanatory Note

Readers of this report are also urged to read the Form S-4 Registration Statement (No. 333-126660), (the “S-4 Registration Statement”), as filed by Warner Chilcott Holdings Company III, Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 20, 2006.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements concerning our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by our forward-looking statements:

•	our substantial indebtedness;

•	competitive factors in the industry in which we operate;

•	our ability to protect our intellectual property;

•	a delay in qualifying our manufacturing facility to produce our products or production or regulatory problems with either third party manufacturers upon whom we may rely for some of our products or our own manufacturing facility;

•	pricing pressures from reimbursement policies of private managed care organizations and other third party payors, government sponsored health systems, the continued consolidation of the distribution network through which we sell our products, including wholesale drug distributors and the growth of large retail drug store chains;

•	the loss of key senior management or scientific staff;

•	an increase in litigation, including product liability claims and patent litigation;

•	government regulation affecting the development, manufacture, marketing and sale of pharmaceutical products, including our ability and the ability of companies with whom we do business to obtain necessary regulatory approvals;

•	our ability to successfully complete the implementation of a company-wide enterprise resource planning system without disrupting our business;

•	our ability to manage the growth of our business by successfully identifying, developing, acquiring or licensing and marketing new products, obtain regulatory approval and customer acceptance of those products, and continued customer acceptance of our existing products; and

•	the other factors that are described under “Risk Factors.”

Additional information regarding these and other important factors that could cause actual results to differ from those in the Company’s forward looking statements are contained under the section entitled “Risk Factors” in the S-4 Registration Statement. The Company does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(Unaudited)

	As of March 31, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,809	$11,502
Accounts receivable, net	39,624	29,765
Inventories	57,361	31,398
Prepaid income taxes	—	3,132
Prepaid expense and other current assets	41,980	43,768

Total current assets	159,774	119,565

Other assets:
Property, plant and equipment, net	39,197	37,102
Intangible assets, net	1,706,756	1,519,847
Goodwill	1,260,777	1,260,777
Other non-current assets	80,460	80,924

Total assets	$3,246,964	$3,018,215

LIABILITIES
Current liabilities:
Accounts payable	$27,931	$17,629
Accrued expenses and other current liabilities	108,255	114,054
Current portion of long-term debt	16,400	14,000
Accrued income taxes	3,633	—

Total current liabilities	156,219	145,683

Other liabilities:
Long-term debt, excluding current portion	2,209,600	1,975,500
Other non-current liabilities	128,511	128,597

Total liabilities	2,494,330	2,249,780

Commitments and contingencies (see Note 10)

SHAREHOLDER’S EQUITY
Ordinary shares, par value $0.01 per share; 16,000,000 shares authorized 13,939,011 shares issued and outstanding	139	139
Additional paid-in capital	1,289,691	1,289,244
Accumulated deficit	(543,668)	(525,113)
Accumulated other comprehensive income	6,472	4,165

Total shareholder’s equity	752,634	768,435

Total liabilities and shareholder’s equity	$3,246,964	$3,018,215

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
REVENUE
Net sales	$166,461	$128,392
Other revenue	—	5,350

Total revenue	166,461	133,742

COSTS, EXPENSES AND OTHER
Cost of sales	31,807	41,531
Selling, general and administrative	38,286	46,640
Research and development	9,571	4,943
Amortization of intangible assets	58,826	61,300
Acquired in-process research and development	—	280,700
Transaction costs	—	35,975
Interest income	(404)	(298)
Interest expense	45,496	28,946

(LOSS) BEFORE TAXES	(17,121)	(365,995)
Provision / (benefit) for income taxes	1,434	(4,356)

NET (LOSS)	$(18,555)	$(361,639)

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,555)	$(361,639)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,595	633
Amortization of intangibles	58,826	61,300
Acquired in-process research & development	—	280,700
Amortization of debt finance costs	2,757	2,174
Stock compensation expense	762	191
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid and other assets	(8,154)	(11,055)
(Increase) / decrease in inventories	(25,962)	21,426
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	2,840	(24,215)
Increase / (decrease) in income taxes and other, net	7,665	(10,572)

Net cash provided by / (used in) operating activities	21,774	(41,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(245,736)	(7,200)
Purchase of business, net of cash acquired	—	(2,922,555)
Proceeds from sale of fixed assets	—	48
Capital expenditures	(3,156)	(578)

Net cash (used in) investing activities	(248,892)	(2,930,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	240,000	1,400,000
Proceeds from issuance of senior subordinated notes	—	600,000
Repayments on predecessor long-term debt	—	(195,000)
Repayments under bank term credit facility	(3,500)	—
Proceeds from share capital issue, net of expenses	—	1,282,166
Payments for debt finance costs		(82,662)
Borrowings under revolving credit facility	20,000	20,000
Repayments under revolving credit facility	(20,000)	—
Other	(75)	1

Net cash provided by financing activities	236,425	3,024,505

Net increase in cash and cash equivalents	9,307	53,163
Cash and cash equivalents, beginning of period	11,502	—

Cash and cash equivalents, end of period	$20,809	$53,163

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The Company began commercial operations on January 5, 2005 when it acquired Warner Chilcott PLC (the “Predecessor”) (the “Acquisition”). The financial statements for all periods in 2005 reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were those of the Company.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the S-4 Registration Statement which was filed with the SEC on April 20, 2006, which is available as discussed in the “Explanatory Note”.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The interim condensed consolidated financial information presented herein are unaudited and reflect all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation. The Company is responsible for the unaudited interim financial statements included in this document. The Company has made certain reclassifications to prior period information to conform to current period presentation.

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2005 audited consolidated financial statements included in the S-4 Registration Statement.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons, value added tax and similar taxes and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $5,855 and $6,638 in the quarters ended March 31, 2006 and 2005, respectively.

Revenue under co-promotion agreements from fees earned for promoting the sale of products developed or owned by other companies, such as the Company’s arrangement with Bristol-Myers Squibb Company (“Bristol-Myers”) under which the Company co-promoted Dovonex through 2005, were recorded as “Other revenue”, a component of “Total revenue.” Co-promotion revenues were based on a percentage of the co-promotion party’s net sales (as defined in the agreements) of the promoted product. There are no cost of goods sold associated with co-promotion revenues, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses. The co-promotion agreement was terminated effective January 1, 2006 (see Note 3). Co-promotion revenues were $0 and $5,350 in the quarters ended March 31, 2006 and 2005, respectively.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company establishes accruals for rebates, coupons, trade discounts, returns, value-added tax and similar taxes and fee for service arrangements with distributors in the same period that it recognizes the related sales. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of March 31, 2006 and December 31, 2005 the accrued balances relative to these provisions included in accounts receivable were $30,884 and $27,269 (of which $24,263 and $23,662 relate to reserves for product returns), respectively. The accrued balances included in accrued liabilities were $12,785 and $9,924 as of March 31, 2006 and December 31, 2005, respectively. The provisions recorded for product returns were $9,217 and $8,978 in the quarters ended March 31, 2006 and 2005, respectively.

3. Product Acquisitions

Dovonex

In April 2003, the Company entered into an alliance with LEO Pharma (“LEO”), the developer of Dovonex and Taclonex (and owner of the patents covering these products), and Bristol-Myers, the then exclusive licensee of Dovonex in the United States. Dovonex is a leading non-steroidal topical treatment for psoriasis. The Company acquired Bristol-Myers’ rights to Dovonex on January 1, 2006 for a purchase price of $205,176, including amounts to acquire Bristol Myers’ inventories of Dovonex products on hand at the closing date, plus a 5% royalty on net sales of Dovonex through 2007. The Company funded the payment of the purchase price by borrowing $200,000 under the delayed-draw term loan portion of the Company’s senior secured credit facility and the remainder using cash on hand. On January 1, 2006, the license and supply agreement with LEO for Dovonex became effective and the Company’s co-promotion agreement with Bristol-Myers terminated. Under the LEO license and supply agreement, the Company will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty would be reduced to 5% if a generic equivalent of Dovonex were introduced. The purchase price of $205,176 was allocated to the fair value of the assets acquired as follows:

Inventory	$6,640
Intangible assets	198,536

$205,176

Taclonex

Taclonex is a psoriasis product that combines calcipotriene, the active ingredient in Dovonex, with the corticosteroid betamethasone dipropionate in a single topical treatment. Under various agreements with LEO, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the U.S. FDA approval of Taclonex, to become the exclusive licensee of Taclonex in the United States. Under the terms of a license and supply agreement with LEO, the Company will pay a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO by borrowing under the delayed-draw term loan portion of its senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset in the Company’s balance sheet.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

4. Inventories

Inventories consists of the following:

	As of March 31, 2006	As of December 31, 2005
Finished goods	$38,046	$13,490
Raw materials	19,315	17,908

	$57,361	$31,398

Amounts above are net of $5,173 and $4,741 related to inventory obsolescence reserves at March 31, 2006 and December 31, 2005, respectively. Product samples are stated at cost ($2,527 and $4,608 as of March 31, 2006 and December 31, 2005, respectively) and are included in prepaid expense and other current assets.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	As of March 31, 2006	As of December 31, 2005
Land and buildings	$18,200	$18,039
Plant and machinery	12,991	11,481
Motor vehicles	66	66
Computer equipment and software	5,374	4,740
Furniture and fixtures	1,327	1,284
Construction in Process	5,931	4,589

	43,889	40,199
Less accumulated depreciation	4,692	3,097

	$39,197	$37,102

Depreciation expense was $1,595 and $633 in the quarters ended March 31, 2006 and 2005, respectively.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortizable. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets at March 31, 2006, which include first quarter additions of Dovonex for $198,536 and Taclonex for $40,000, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Product specific assets	$2,007,932	$331,176	$1,676,756
Indefinite-lived intangible assets:
Trademark	30,000	—	30,000

Total intangible assets	$2,037,932	$331,176	$1,706,756

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The indefinite-lived intangible asset is the Warner Chilcott trademark, which is expected to contribute to cash flows indefinitely. The trademark has been in existence for many years and there is no foreseeable limit on the period of time over which it is expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $58,826 and $61,300 for the quarters ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the remainder of 2006 and for each of the next five years is as follows:

Amortization
2006	$155,907
2007	195,209
2008	179,405
2009	154,442
2010	147,973
2011	142,908

7. Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2006	As of December 31, 2005
Royalties under product licensing agreements	$6,039	$—
Payroll, commissions, and employee costs	9,737	14,973
Medicaid rebate accrual	11,512	8,631
Interest payable	14,655	27,395
Contingent liabilities	39,451	38,465
Provision for loss contracts	6,815	6,815
Advertising and promotion	1,712	3,545
Other	18,334	14,230

	$108,255	$114,054

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005 the Company entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and other lenders. The facility consists of a $150,000 revolving credit facility, a $1,400,000 single-draw term loan and a $240,000 deferred draw term loan. In 2006, the $240,000 delayed draw facility was utilized for the acquisition of the U.S. rights to the prescription pharmaceutical product Dovonex from Bristol-Myers for $200,000 and a $40,000 milestone payment to LEO following FDA approval of Taclonex.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Borrowers under the senior secured credit facility include the Company (Warner Chilcott Holdings Company III, Limited), Warner Chilcott Corporation, and the Company’s Puerto Rico operating subsidiary (Warner Chilcott Company, Inc.). The facilities are guaranteed and cross-guaranteed by the Company’s significant subsidiaries.

The senior secured credit facility contains a financial covenant that requires that the Company’s ratio of total indebtedness to EBITDA (both as defined in the Senior Secured Credit Facility) not to exceed certain levels. The senior secured credit facility also contains a financial covenant that requires the Company to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of the Company’s subordinated debt.

The term facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $16,400 annually. The revolving credit facility matures January 18, 2011. The Company is also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt and 50% (with reductions based on leverage) of excess cash flow. Optional prepayments may be made at any time without premium or penalty.

The interest rates on borrowings under the revolving credit facility accrue, at the Company’s option, at LIBOR plus 2.50% or Adjusted Base Rate (“ABR”) plus 1.50%. The Company also pays a commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150,000 unused as of March 31, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in the Company’s leverage ratio.

Interest on term borrowings accrue at the Company’s option, at LIBOR plus 2.75% or ABR plus 1.75% (see Note 17 “Subsequent Events” for further discussion). The Company also pays a commitment fee of 1.375% of the unused portion of the delayed draw facility. As of March 31, 2006 there is no longer a delayed draw commitment fee as these were fully drawn (see Note 3).

Effective May 3, 2005, the Company entered into interest rate swap contracts covering $450,000 notional principal amount of its variable rate debt. The Company was required under the terms of its senior secured credit facility to fix or otherwise limit its interest costs on at least 50% of its funded indebtedness for a specified period. By entering into these swap contracts, and by fixing the interest rate on certain LIBOR borrowings for six months, the Company satisfied this requirement. The Company entered into the interest rate swaps specifically to hedge a portion of the Company’s exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps are shown in the following table:

Notional Principal Amount	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$50,000	Nov-03-06	90 day LIBOR	3.90%
$200,000	May-03-07	90 day LIBOR	3.965%
$200,000	May-03-08	90 day LIBOR	4.132%

The carrying amount reported for long-term debt, other than the senior subordinated notes, approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the senior subordinated notes ($592,500) has been calculated based on comparable market yields on March 31, 2006.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Senior Subordinated Notes

On January 18, 2005, Warner Chilcott Corporation, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8  3/4 % senior subordinated notes due 2015 (the “Notes”). The Notes are guaranteed on a senior subordinated basis by the Company, Warner Chilcott Intermediate (Luxembourg) S.a.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and the Puerto Rican operating subsidiary (Warner Chilcott Company, Inc.). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1 beginning August 1, 2005. Proceeds from the issuance of the Notes, net of issuance expenses, were $572,768 and were used to fund a portion of the Acquisition of Warner Chilcott PLC by the Company. The note issuance costs are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations and rank junior to all existing and future senior indebtedness, including indebtedness under the Company’s senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, the Company may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, the Company may at any time prior to February 1, 2008 redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at the Company’s option at a redemption price of 108.75% of the principal amount. If the Company were to undergo a change of control, each Note holder would have the right to require the Company to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Note indenture contains restrictive covenants that, among other things, limit the Company’s ability to incur or guarantee additional debt, as well as pay dividends or distributions on, or redeem or repurchase, capital stock. In addition, the Company agreed to register the Notes by filing an S-4 Registration Statement with the SEC and having the registration statement declared effective on or before December 14, 2005. The Company was unable to complete the registration process by December 14, 2005 and, as of December 15, 2005 and March 15, 2006, the interest rate on the Notes was increased by 0.25% increments, respectively. An amendment to the Company’s S-4 Registration Statement was filed on April 20, 2006 and declared effective by the SEC on April 21, 2006. As of that date, the interest rate on the Notes reverted to the stated 8.75% rate.

As of March 31, 2006, the Company’s funded debt included the following:

	Current Portion March 31, 2006	Long-Term Portion March 31, 2006	Total Outstanding March 31, 2006
Revolving credit loan	$—	$—	$—
Term loans	16,400	1,609,600	1,626,000
Senior Subordinated Notes	—	600,000	600,000

Total	$16,400	$2,209,600	$2,226,000

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

As of March 31, 2006, mandatory repayments of long-term debt in the remainder of 2006 and each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2006	$12,300
2007	16,400
2008	16,400
2009	16,400
2010	16,400
2011	12,300
Thereafter	2,135,800

Total long-term debt	$2,226,000

9. Shareholder’s Equity

The Company has one class of shares, Ordinary Shares, par value $0.01 per share, with 16,000,000 shares authorized and 13,939,011 shares issued and outstanding as of March 31, 2006. The Company is a wholly-owned subsidiary of Warner Chilcott Holdings Company II, Limited, which, in turn, is a wholly-owned subsidiary of Warner Chilcott Holdings Company, Limited.

The items impacting shareholder’s equity in the period from December 31, 2005 to March 31, 2006 follow:

Balance as of December 31, 2005	$768,435

Net (loss)	(18,555)
Stock-based compensation expense	762
Settlement of stock-based compensation	(315)
Unrealized gain on interest rate swaps	2,192
Foreign currency translation	115

Balance March 31, 2006	$752,634

The addition to shareholder’s equity from stock based compensation represents the amount of expense recognized by the Company in respect of stock and option grants under the 2005 Equity Incentive Plans of Warner Chilcott Holdings Company II, Limited, (the Company’s “immediate parent”) and Warner Chilcott Holdings Company, Limited (the Company’s “ultimate parent”) in accordance with SFAS 123R, “Accounting for Stock Compensation.”

The interest rate swaps (see Note 8) effectively convert a portion of the Company’s variable rate debt to fixed rates. For the quarter ended March 31, 2006, a gain of $2,192 related to these derivative instruments designated as cash flow hedges was recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current assets.

10. Commitments, Contingencies and Litigation

Purchase Commitments

The Company has contingent purchase obligations in connection with two products acquired in 2003 (Estrostep and femhrt), which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these products totaled $7,200 in the quarter ended March 31, 2006. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make additional payments of:

Year
2006	$21,600
2007	24,000
2008	11,600
2009	11,600
2010	2,900

Total	$71,700

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $41,992. The Company also has outstanding non-cancelable purchase commitments for raw materials with multiple suppliers, which aggregate $28,493. The Company’s aggregate remaining purchase commitments as of March 31, 2006 were approximately:

Year
2006	$36,933
2007	13,776
2008	12,517
2009	7,259
2010	—

Dovonex and Taclonex Commitments

The Company acquired Bristol-Myers’ rights to Dovonex and related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of Dovonex through 2007. Under the LEO license and supply agreement, the Company will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of Dovonex is introduced. The royalty on future sales of Dovonex product held in inventory at March 31, 2006 was $8,974.

Under the terms of the Taclonex license and supply agreement, the Company will pay LEO a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The royalty on future sales of Taclonex product held in inventory at March 31, 2006 was $5,024.

Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement the Company may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150,000. In addition, we have agreed to pay a supply fee and royalties to LEO on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development for a purchase price of $3,000 paid upon signing (which was recorded as research and development expense in the quarter ended March 31, 2006) and an additional $3,000 which will be due upon completion of development milestones.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2006 and next five years and thereafter as of March 31, 2006 are approximately:

2006	$3,170
2007	1,519
2008	1,528
2009	742
2010	426
2011	81
Thereafter	112

Lease and rental expenses included in selling, general and administrative expenses totaled $1,319 and $990 in the quarters ended March 31, 2006 and 2005, respectively.

11. Legal Proceedings

The Company is involved in various legal proceedings of a nature considered normal to its business, including product liability and other litigation. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. The Company self-insures for liability not covered by product liability insurance based on estimates of potential product liability claims developed in consultation with its insurance consultants and outside legal counsel.

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 445 product liability suits have been filed against the Company related to its hormone therapy (“HT”) products, femhrt, Estrace, Estrace Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and conducting investigations of the individual complaints.

The lawsuits were likely triggered by the July 2002 announcement by the National Institutes of Health (“NIH”) of the early termination of one of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of heart disease and osteoporosis, and any associated risk for breast cancer in postmenopausal women. In the terminated arm of the trial, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. The estrogen used in this trial was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Prempro, a Wyeth product used by more than six million women (at the inception of the trial) in the United States each day. According to the article summarizing the principal results from the E&P Arm of the WHI Study in the July 17, 2002 issue of the Journal of the American Medical Association, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke and blood clots in patients randomized to the estrogen and progestogen therapy. Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Approximately 75% of the complaints filed against the Company do not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of the Company’s products. The Company has successfully reduced the number of HT suits the Company will have to defend. Of the approximately 445 suits that were filed, 264 have been dismissed and 63 involving Estrace have been successfully tendered to Bristol-Myers’s defense counsel pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired Estrace. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified us for product liability exposure associated with Estrace products that were shipped prior to July 2001. We have forwarded agreed upon dismissal motions in another 18 cases to plaintiffs’ counsel.

The Company maintains product liability insurance coverage for claims in excess of $10 million and up to $30 million. The Company is self-insured for liability in excess of $30 million and up to $40 million, and has insurance coverage for liability from $40 million to $50 million, has coinsurance for amounts from $50 million to $100 million above which the Company is self-insured. The insurance may not apply to damages or defense costs related to any claim arising out of HT products with labeling that does not conform completely with FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for Estrace Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to ANDA Referencing Ovcon 35

In March 2004, for $1.0 million, Barr granted the Company an option to acquire a five-year exclusive license under an ANDA owned by a unit of Barr for which our Ovcon 35 oral contraceptive is the reference drug. In May 2004, the Company exercised this option for an additional payment of $19.0 million. At that time, the Company entered into a finished product supply agreement under which Barr agreed to provide the Company with its requirements for finished Ovcon products throughout the term of the license. Barr is the Company’s sole source of supply for this product.

On November 7, 2005, the FTC and 21 States (“State Plaintiffs”) plus the District of Columbia filed suit against the Company and Barr in the United States District Court for the District of Columbia. An additional 13 States subsequently joined the suit. The FTC suit alleges that our agreements with Barr relating to Ovcon 35 (“the Ovcon Agreements”) constitute unfair competition under Section 5 of the FTC Act and seeks an injunction to remove the Ovcon Agreements’ exclusivity provisions and other equitable relief. The suit by the State Plaintiffs alleges that the Agreements violate Section 1 of the Sherman Act, and various state antitrust and consumer protection statutes. State Plaintiffs seek civil penalties, injunctive and equitable relief, and attorneys’ fees.

Eight direct purchaser lawsuits (“Direct Purchaser Plaintiffs”) were filed against the Company and Barr in the United States District Court for the District of Columbia. The Direct Purchaser Plaintiffs allege that the Ovcon Agreements violate Section 1 of the Sherman Act. Six of the lawsuits are class actions in which the Direct Purchaser Plaintiffs seek to certify and represent a class of plaintiffs consisting of all persons in the United States that directly purchased Ovcon 35 from us after the Ovcon Agreements were entered into. The proposed class includes retail pharmacies, distributors, and wholesalers. The remaining two suits are brought on behalf of individual direct purchasers. All of the Direct Purchaser Plaintiffs seek treble damages, injunctive relief, and costs including attorneys’ fees.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

One third-party-payor class action lawsuit (“Third-Party-Payor Plaintiffs”) was filed against the Company and Barr in the United States District Court for the District of Columbia during the year ended December 31, 2005. The Third-Party-Payor Plaintiffs seek to certify and represent a class of all third-party-payors in the United States who purchased, reimbursed and/or paid for Ovcon 35 after the Ovcon Agreements were entered into. The proposed class includes insurance companies and employee benefit plans. The Third-Party-Payor Plaintiffs allege that the Ovcon Agreements violate Section 1 of the Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constitute a cause of action for unjust enrichment in unspecified jurisdictions. The Third-Party-Payor Plaintiffs seek an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr, in the United States District Court for the District of Columbia. The consumer plaintiff alleges that the Ovcon Agreements violate sections 1 and 2 of the Sherman Act, the antitrust laws of eighteen states and the unjust enrichment laws of fifty states. The consumer plaintiff seeks to certify three separate classes: 1) all persons who purchased Ovcon 35 for personal use who are seeking injunctive relief, disgorgement, and restitution under the Sherman Act; 2) all persons in the eighteen states referenced above who purchased Ovcon 35 for personal use; and 3) all persons who purchased Ovcon 35 for personal use. The consumer plaintiff seeks treble damages, injunctive relief, restitution, disgorgement, and costs including attorney’s fees.

The Company is contesting these lawsuits vigorously. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time. Notwithstanding our belief that an unfavorable outcome is unlikely, if the plaintiffs in these private lawsuits are ultimately successful, we may be required to pay damages which could have an adverse impact on the Company’s results of operations and cash flows. Also, an adverse result in the FTC and state actions could adversely affect the Company’s profits and cash flows by, for example, making it more difficult for the Company to obtain a supply of Ovcon or facilitating generic competition for this product.

Patent Infringement

On March 27, 2006, Warner Chilcott Company, Inc. (“WCCI”), a direct subsidiary of the Company, filed suit against Berlex Inc. (“Berlex”) and Schering AG (“Schering”) in the United States District Court for the District of New Jersey alleging that Berlex and Schering are willfully infringing WCCI’s U.S. Patent No. 5,552,394 in connection with the marketing and sale of Yaz®. The Company is seeking treble damages, costs and a permanent injunction against Berlex and Schering. The Company’s patent covers its Loestrin 24 Fe oral contraceptive, which was approved by the FDA on February 17, 2006. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that WCCI’s patent is being infringed by Berlex and Schering.

12. Income Taxes

The Company operates in five primary tax jurisdictions, the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. Based on the current forecast of income (loss) in each jurisdiction, the expected annual income tax rate for 2006 is 8.4%. The recording of a tax provision on a pre-tax loss is a result of the Company’s taxable income mix among the various tax jurisdictions.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Revenue by country of origin:
United States	$160,071	$121,204
All other countries	6,390	12,538

Total revenue	$166,461	$133,742

Revenue breakdown:
Net sales:
Doryx	$25,305	$24,221
Dovonex	33,846	—
Duricef and Moisturel	895	4,445
Estrace cream	16,587	12,970
Estrace tablets	1,527	3,907
Estrostep	25,788	19,168
femhrt	13,156	16,434
Femtrace	395	—
Loestrin 24 Fe	1,357	—
Femring	2,063	3,430
Ovcon	23,983	22,780
Taclonex	3,264	—
Sarafem	10,582	12,222
Other products	1,858	2,177
Contract manufacturing product sales	5,855	6,638

Total net sales	166,461	128,392

Other revenue:
Co-promotion revenue (Dovonex)	—	5,350

Total revenue	$166,461	$133,742

	As of March 31, 2006	As of December 31, 2005
Fixed assets:
United States	$8,261	$6,658
Puerto Rico	14,415	13,391
United Kingdom/Rep. Of Ireland	16,521	17,053

Total	$39,197	$37,102

14. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains and selected mass merchants. The Company considers there to be a concentration risk for all customers that represent 10% or more of

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

the Company’s total sales. Gross accounts receivable from McKesson Corporation as of March 31, 2006 and December 31, 2005 totaled $19,566 and $17,635, respectively. As of March 31, 2006 and December 31, 2005, gross accounts receivable from Cardinal Health, Inc. totaled $20,401 and $7,761, respectively. As of March 31, 2006 and December 31, 2005, gross accounts receivable from AmerisourceBergen Corporation totaled $7,639 and $10,103, respectively. As of March 31, 2006 and December 31, 2005, gross accounts receivable from CVS totaled $5,993 and $4,759, respectively.

The following table shows significant customer sales as a percentage of total revenues:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
McKesson	29%	26%
Cardinal	25%	20%
AmerisourceBergen	14%	16%
CVS	12%	11%

The following table shows revenue generated from product provided by significant suppliers as a percentage of total revenues. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Barr	23%	12%
LEO	22%	—
Faulding	15%	18%
Contract Pharmaceuticals	10%	—
Bristol-Myers	1%	30%

Net sales of the following pharmaceutical products accounted for more than 10% of total revenues:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Dovonex	20%	4%
Doryx	15%	18%
Estrostep	15%	14%
Ovcon 35 and 50	14%	17%
Estrace Cream	10%	10%
femhrt	8%	12%

15. Guarantor and Non-guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate financial results of the Company, Warner Chilcott Corporation (the issuer of the Notes), the guarantor subsidiaries for the Notes and the non-guarantor subsidiaries. The issuer and all the subsidiaries of the Company that act as guarantors are 100% owned by the Company and such guarantors, including the Company, jointly and severally, and fully and unconditionally, guarantee the issuer’s obligation under the Notes.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Company is a holding company with no operations of its own, and its only asset is the capital stock of the issuer’s parent and certain other subsidiaries. Consequently, its ability to pay amounts under its guarantee depends on the earnings and cash flows of the Company and its subsidiaries and the ability of these entities to pay dividends or advance funds to the parent guarantor.

The following financial information presents the condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005 and the related condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2006 and 2005, respectively:

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of March 31, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$100	$0	$92	$19,453	$1,164	$0	$20,809
Accounts receivable, net	40	0	0	39,174	410	0	39,624
Intercompany	21,325	13	0	194,946	60,632	(276,916)	0
Inventories	0	0	0	52,427	4,934	0	57,361
Prepaid expenses and other current assets	0	0	0	39,166	2,814	0	41,980

Total current assets	21,465	13	92	345,166	69,954	(276,916)	159,774

Other assets:
Property, plant and equipment, net	0	0	0	22,676	16,521	0	39,197
Intangible assets, net	0	0	0	1,386,843	319,913	0	1,706,756
Goodwill	0	0	0	1,260,777	0	0	1,260,777
Other noncurrent assets	4,628	0	36,648	39,184	0	0	80,460
Investments in subsidiaries	948,029	386,189	1,455,970	0	0	(2,790,188)	0

Total assets	$974,122	$386,202	$1,492,710	$3,054,646	$406,388	$(3,067,104)	$3,246,964

Liabilities
Current liabilities:
Accounts payable	$0	$0	$24	$27,567	$340	$0	$27,931
Intercompany	59,009	0	182,114	7,419	28,383	(276,925)	0
Accrued exp’s and other current liabilities	119	0	9,140	80,266	18,730	0	108,255
Long-term debt, current portion	1,640	0	3,550	11,210	0	0	16,400
Accrued income taxes	0	0	(27,365)	30,963	35	0	3,633

Total current liabilities	60,768	0	167,463	157,425	47,488	(276,925)	156,219

Other liabilities:
Long-term debt, excluding current portion	160,720	0	947,900	1,100,980	0	0	2,209,600
Other non-current liabilities	0	0	(8,840)	123,276	14,075	0	128,511

Total liabilities	221,488	0	1,106,523	1,381,681	61,563	(276,925)	2,494,330

Shareholder’s equity	752,634	386,202	386,187	1,672,965	344,825	(2,790,179)	752,634

Total liabilities and shareholder’s equity	$974,122	$386,202	$1,492,710	$3,054,646	$406,388	$(3,067,104)	$3,246,964

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudite (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$166,461	$9,260	$(9,260)	$166,461
Costs, expenses and other:
Cost of sales	0	0	0	33,752	158	(2,103)	31,807
Selling, general and administrative	63	0	680	43,643	1,061	(7,161)	38,286
Research and development	0	0	0	8,472	1,099	0	9,571
Amortization of intangibles	0	0	0	50,026	8,800	0	58,826
Interest income	0	0	(82)	(302)	(20)	0	(404)
Interest expense	3,172	0	21,347	20,977	0	0	45,496

(Loss) / income before taxes	(3,235)	0	(21,945)	9,893	(1,838)	4	(17,121)
Income tax (benefit) / provision	0	0	(6,734)	7,832	336	0	1,434
Equity in (losses) / earnings of subsidiaries	(15,320)	(2,767)	12,444	0	0	5,643	0

Net (Loss) / income	$(18,555)	$(2,767)	$(2,767)	$2,061	$(2,174)	$5,647	$(18,555)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Cash flows from operating activities:
Net (loss) / income	$(18,555)	$(2,767)	$(2,767)	$2,061	$(2,174)	$5,647	$(18,555)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	0	0	721	874	0	1,595
Equity earnings (losses) in subsidiaries	15,320	2,767	(12,444)	0	0	(5,643)	0
Amortization of intangibles	0	0	0	50,026	8,800	0	58,826
Amortization of debt financing costs	200	0	1,253	1,304	0	0	2,757
Stock compensation expense	0	0	0	753	9	0	762
Changes in assets and liabilities:	3,499	0	14,732	(32,316)	(9,522)	(4)	(23,611)

Net cash (used in) / provided by operating activities	464	0	774	22,549	(2,013)	0	21,774

Cash flows from investing activities:
Purchase of intangible assets	0	0	0	(245,736)	0	0	(245,736)
Capital expenditures	0	0	0	(2,911)	(245)	0	(3,156)
Investments in subsidiaries	0	0	0	0	0	0	0

Net cash (used in) investing activities	0	0	0	(248,647)	(245)	0	(248,892)

Cash flows from financing activities:
Borrowings of long-term debt	0	0	0	240,000	0	0	240,000
Repayments under bank senior credit facility	(410)	0	(888)	(2,202)	0	0	(3,500)
Borrowings under revolving credit facility	0	0	20,000	0	0	0	20,000
Repayments under revolving credit facility	0	0	(20,000)	0	0	0	(20,000)
Other	0	0	0	(75)	0	0	(75)

Net cash (used in) / provided by financing activities	(410)	0	(888)	237,723	0	0	236,425

Net increase / (decrease) in cash and cash equivalents	$54	$0	$(114)	$11,625	$(2,258)	$0	$9,307

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$46	$0	$206	$7,828	$3,422	$0	$11,502
Accounts receivable, net	12	0	0	28,831	922	0	29,765
Intercompany	21,325	13	0	159,221	53,882	(234,441)	0
Inventories	0	0	0	26,201	5,197	0	31,398
Prepaid expenses and other current assets	0	0	20,631	23,973	2,296	0	46,900

Total current assets	21,383	13	20,837	246,054	65,719	(234,441)	119,565

Other assets:
Property, plant and equipment, net	0	0	0	20,050	17,052	0	37,102
Intangible assets, net	0	0	0	1,191,134	328,713	0	1,519,847
Goodwill	0	0	0	1,260,777	0	0	1,260,777
Other noncurrent assets	4,828	0	37,901	38,195	0	0	80,924
Investments in subsidiaries	960,601	388,956	1,443,526	0	0	(2,793,083)	0

Total assets	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(3,027,524)	$3,018,215

Liabilities
Current liabilities:
Accounts payable	$0	$0	$0	$16,715	$914	$0	$17,629
Intercompany	55,466	0	147,526	1,724	29,733	(234,449)	0
Accrued exp’s and other current liabilities	141	0	22,284	71,860	19,769	0	114,054
Current portion of long-term debt	1,640	0	3,550	8,810	0	0	14,000

Total current liabilities	57,247	0	173,360	99,109	50,416	(234,449)	145,683

Other liabilities:
Long-term debt, excluding current portion	161,130	0	948,788	865,582	0	0	1,975,500
Other non-current liabilities	0	0	(8,840)	123,277	14,160	0	128,597

Total liabilities	218,377	0	1,113,308	1,087,968	64,576	(234,449)	2,249,780

Shareholder’s equity	768,435	388,969	388,956	1,668,242	346,908	(2,793,075)	768,435

Total liabilities and shareholder’s equity	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(3,027,524)	$3,018,215

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for quarter ended March 31, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$127,964	$16,405	$(10,627)	$133,742
Cost, expenses and other:
Cost of sales	0	0	0	41,118	2,661	(2,248)	41,531
Selling, general and administrative	191	0	0	53,099	1,729	(8,379)	46,640
Research and development	0	0	0	4,042	901	0	4,943
Amortization of intangibles	0	0	0	52,900	8,400	0	61,300
Acquired in-process research and development	0	0	0	280,700	0	0	280,700
Transaction costs	0	0	5,625	29	30,321	0	35,975
Interest income	0	0	0	(196)	(102)	0	(298)
Interest expense	1,885	0	15,466	11,595	0	0	28,946

(Loss) before taxes	(2,076)	0	(21,091)	(315,323)	(27,505)	0	(365,995)
Income tax (benefit) / provision	0	0	(7,382)	4,237	(1,211)	0	(4,356)
Equity in (losses) / earnings of subsidiaries	(359,563)	40,756	54,465	0	0	264,342	0

Net (loss) / income	$(361,639)	$40,756	$40,756	$(319,560)	$(26,294)	$264,342	$(361,639)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Cash flows from operating activities:
Net (loss) / income	$(361,639)	$40,756	$40,756	$(319,560)	$(26,294)	$264,342	$(361,639)

Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation	0	0	0	297	336	0	633
Equity earnings (losses) in subsidiaries	359,563	(40,756)	(54,465)	0	0	(264,342)	0
Amortization of intangibles	0	0	0	52,900	8,400	0	61,300
Acquired in-process research and development	0	0	0	280,700	0	0	280,700
Amortization of debt financing costs	160	0	957	1,045	12	0	2,174
Stock compensation expense	191	0	0	0	0	0	191
Changes in assets and liabilities:	(711,031)	(12)	1,532,920	(97,537)	(748,756)	0	(24,416)

Net cash (used in) / provided by operating activities	(712,756)	(12)	1,520,168	(82,155)	(766,302)	0	(41,057)

Cash flows from investing activities:
Purchase of intangible assets	0	0	0	(7,200)	0	0	(7,200)
Purchase of business, net of cash acquired	0	0	0	(2,564,224)	(358,331)	0	(2,922,555)
Proceeds from sale of fixed assets	0	0	0	0	48	0	48
Capital expenditures	0	0	0	(334)	(244)	0	(578)
Investments in subsidiaries	(727,777)	(407,866)	(2,852,491)	(407,866)	(709,737)	5,105,737	0

Net cash (used in) / provided by investing activities	(727,777)	(407,866)	(2,852,491)	(2,979,624)	(1,068,264)	5,105,737	(2,930,285)

Cash flows from financing activities:
Borrowings of long-term debt	164,000	0	975,000	881,000	0	0	2,020,000
Repayments on Predecessor long-term debt	0	0	0	(195,000)	0	0	(195,000)
Payments for debt finance costs	(5,588)	0	(41,456)	(35,618)	0	0	(82,662)
Proceeds from share capital issue	1,282,167	407,878	407,865	2,454,886	1,835,107	(5,105,737)	1,282,166
Other	0	0	0	0	1	0	1

Net cash provided by / (used in) financing activities	1,440,579	407,878	1,341,409	3,105,268	1,835,108	(5,105,737)	3,024,505

Net increase in cash and cash equivalents	$46	$0	$9,086	$43,489	$542	$0	$53,163

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Note 16. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in stockholder’s equity to be included in other comprehensive (loss). The components of accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive (loss) for the quarters ended March 31, 2006 and 2005 was $(16,248) and $(361,595), respectively.

The components of accumulated other comprehensive income (loss) include:

	As of March 31, 2006	As of December 31, 2005
Cumulative Translation Adjustment	$(877)	$(992)
Unrealized gain on interest rate swaps (net of tax of $150 and $105)	7,349	5,157

	$6,472	$4,165

Note 17. Subsequent Events

On April 20, 2006, the Company filed an S-4 Registration Statement covering the registration of an aggregate principal amount of $600,000 of new 8  3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation that may be exchanged for an equal principal amount of outstanding 8 3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation, which were issued on January 18, 2005. The Registration Statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of the registrant in market making transactions. On April 21, 2006 the S-4 Registration Statement was declared effective by the SEC. Due to delays in having the S-4 Registration Statement declared effective, the Company incurred penalty interest on the Senior Subordinated Notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the Senior Subordinated Notes reverted to the stated 8 3/4% rate.

On April 25, 2006, the Company entered into an amendment to its senior secured credit facility under which the interest rates applicable to the Company’s outstanding and future term loans were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the Company’s term loans receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the Company’s leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Summary

The following are the significant events that occurred during the quarter ended March 31, 2006:

•	On January 1, 2006 we purchased the rights to exclusively market and sell Dovonex in the United States from Bristol-Myers Squibb Company (“Bristol-Myers”);

•	Taclonex and Loestrin 24 Fe were approved by the FDA and we began commercial sales of the products in March in preparation for the launch of our promotional efforts in April 2006;

•	We initiated a lawsuit against Berlex and its parent company, Schering AG, to protect intellectual property rights surrounding our patent covering 24 day dosing of oral contraceptives;

•	We borrowed $240.0 million under our delayed-draw term loan facility to fund the acquisition of the Dovonex marketing rights and the final Taclonex milestone payment;

•	Our revenue for the quarter ended March 31, 2006 was $166.5 million and our net loss was $18.6 million.

Operating Results for the quarters ended March 31, 2006 and 2005

Dovonex and Taclonex Transactions

The closing of the acquisition of the rights to Dovonex during the quarter ended March 31, 2006 had a significant impact on our operating results during the quarter and the comparison with our results for the same quarter in the prior year. The subsequent FDA approval of Taclonex, together with the acquisition of Dovonex, is expected to impact our operating results for the balance of 2006 and beyond.

During 2005, we promoted Dovonex in the United States under a co-promotion agreement with Bristol-Myers and recorded amounts earned from this activity as “Other revenue.” Under the agreement, we promoted Dovonex and earned revenue based on Bristol-Myers net sales (as defined in the agreement) of the product. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to Dovonex from Bristol-Myers and their inventories of Dovonex products for a purchase price of $205.2 million, plus a 5% royalty on net sales of Dovonex through 2007. The total purchase price was allocated based on fair values of inventory ($6.6 million) and intangible assets ($198.5 million), which has a useful life of 15 years. We funded the payment of the purchase price by borrowing $200.0 million of delayed-draw term loans under our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO Pharma (“LEO”) for Dovonex became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to Dovonex did not require any significant launch costs or an increase in the size of our sales forces as we have been promoting Dovonex since 2003. Under the LEO license and supply agreement, we will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of Dovonex is introduced.

On January 9, 2006 the FDA approved LEO’s NDA for Taclonex. Under our agreements with LEO, on February 6, 2006 we paid LEO a final milestone payment of $40.0 million which was triggered by the FDA approval of Taclonex. This amount is classified as an intangible asset with a useful life of 15 years. Under the terms of a license and supply agreement with LEO, we will pay a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales of Taclonex (each as calculated under the terms of the agreement).

Our cost of sales as a percentage of product net sales will be considerably higher in 2006 as compared to 2005 as a result of the LEO and Bristol-Myers agreements related to Dovonex and Taclonex. In addition, we expect to incur significant launch costs in the second quarter of 2006 when we begin active promotion of Taclonex by our sales forces.

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2006 and 2005, with the corresponding percent change:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2006	2005	Dollars	Percent
Oral Contraception
Ovcon	$24.0	$22.8	$1.2	5.3%
Estrostep	25.8	19.2	6.6	34.5%
Loestrin 24 Fe	1.4	—	1.4	100%

Total	51.2	42.0	9.2	21.9%

Hormone therapy
Estrace Cream	16.6	13.0	3.6	27.9%
femhrt	13.2	16.4	(3.2)	(19.9)%
Femring	2.1	3.4	(1.3)	(39.9)%
Estrace Tablets	1.5	3.9	(2.4)	(60.9)%
Femtrace	0.4	—	0.4	100%

Total	33.8	36.7	(2.9)	(8.2)%

Dermatology
Doryx	25.3	24.2	1.1	4.5%
Dovonex	33.8	—	33.8	100%
Taclonex	3.2	—	3.2	100%

Total	62.3	24.2	38.1	157.7%

PMDD
Sarafem	10.6	12.2	(1.6)	(13.4)%

Other product sales
Other	2.7	6.6	(3.9)	(58.4)%
Contract manufacturing	5.9	6.6	(0.7)	(11.8)%

Total product net sales	166.5	128.3	38.2	29.7%

Other revenue
Dovonex co-promotion	—	5.4	(5.4)	(100)%

Total revenue	$166.5	$133.7	$32.8	24.5%

Revenue in the quarter ended March 31, 2006 was $166.5 million, an increase of 24.5% over the same period last year. Excluding net sales of Dovonex in 2006 and co-promotion revenues associated with Dovonex in 2005, our revenue increased 3.3%.

In the first quarter of 2005 we entered into distribution agreements with two of our major customers. During the year ended December 31, 2005, these distributors substantially reduced their investment in inventories of our products. We believe the pipeline inventories of our products as of December 31, 2005 were reduced to a level such that the majority of the net sales impact from the two agreements was realized in 2005. These distribution agreements did not have a material impact on revenue in either the quarters ended March 31, 2006 and 2005.

We reorganized our women’s healthcare sales forces in July 2005 in preparation for the expected 2006 launch of Loestrin 24 Fe. Beginning on July 1, 2005, Estrostep became the primary focus of our promotional efforts in oral contraception, which resulted in strong growth in demand for Estrostep in the second half of 2005 and continuing into the first quarter of 2006. The 34.5% increase in Estrostep net sales in the quarter ended March 31, 2006 compared with the prior year quarter was driven primarily by growth in filled prescriptions (a proxy for unit growth) combined with the impact of price increases. Ovcon net sales increased 5.3% in the quarter ended March 31, 2006 as the growth in filled prescriptions compared with the prior year quarter slowed following the July 2005 shift in our promotional emphasis to Estrostep. In February 2006 we received FDA approval of our oral contraceptive Loestrin 24 Fe and began commercial sales of the product in March ($1.4 million) in preparation for the initiation of promotional efforts in April 2006. Beginning in April 2006, Loestrin 24 Fe became our top promotional priority among our oral contraceptive brands.

Sales of our hormone therapy products continue to be affected by the general decline in the hormone therapy markets that began in July 2002 following the NIH’s early termination of a large-scale clinical trial, which was part of the Women’s Health Initiative and examined the long-term effects of combined estrogen and progestogen therapy in post-menopausal women. The decline in the hormone therapy markets have slowed and we launched new products (Femtrace and a lower dose of femhrt) to improve our position in this segment. Our hormone therapy product sales decreased $2.9 million or 8.2% in the quarter ended March 31, 2006 compared with the prior year quarter. A portion of the decline in our HT product sales was due to a contraction of wholesale pipeline inventories of femhrt, Femring and Estrace tablets in the current quarter relative to the first quarter of 2005.

In dermatology, sales of Doryx, our oral antibiotic for acne, increased $1.1 million or 4.5% in the quarter ended March 31, 2006 compared with the prior year quarter. We also recorded $33.8 million of Dovonex sales following the January 1st acquisition of the product rights from Bristol-Myers and $3.2 million of Taclonex sales in preparation for the initiation of our promotional efforts for Taclonex beginning in April 2006. Doryx benefited from the formation of a specialty dermatology sales force as part of the realignment of our sales forces in July 2005. Doryx prescriptions, which had been in modest decline in the first half of 2005, returned to growth in the second half of 2005 due to the impact of the specialty sales force and the introduction, in September 2005, of the new delayed-release tablet form of the product. Doryx filled prescriptions in the quarter ended March 31, 2006 were up more than 10% compared with the prior year quarter. A contraction of wholesale pipeline inventories of Doryx during the March 31, 2006 quarter relative to the prior year quarter had the effect of reducing the sales growth in comparison with the prior year quarter.

Sarafem, our product used to treat pre-menstrual dysphoric disorder (PMDD), had sales of $10.6 million in the quarter ended March 31, 2006 compared with $12.2 million in the prior year quarter. The decrease is attributable to sharp declines in overall prescription demand offset slightly by price increases. We believe that Sarafem, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in Sarafem and branded selective serotonin reuptake inhibitors (“SSRI’s) that are increasingly targeting the PMDD market.

For the quarters ended March 31, 2006 and 2005, we recorded revenue of $5.9 million and $6.6 million, respectively, relating to our contract manufacturing activities in our production facility in Fajardo, Puerto Rico.

Gross profit on product net sales (excluding amortization)

Reported gross profit on product net sales increased $47.8 million or 55.0% in the quarter ended March 31, 2006 compared with the prior year quarter. Reported gross profit margin increased to 80.9% in the quarter ended March 31, 2006 from 67.7% in the prior year quarter. Cost of sales in the quarters ended March 31, 2006 and 2005 included $1.5 million and $22.4 million respectively representing the increased values of inventory recorded through the allocation of acquisition purchase prices and flowing through cost of sales in the periods. Excluding the impact of these items, our adjusted gross profit on product net sales increased $26.9 million or 24.6% over the prior year quarter. The addition of Dovonex net sales was the principal factor generating the increase in adjusted gross profit dollars. Gross profit margin on product net sales, similarly adjusted, declined to 81.8% in the quarter ended March 31, 2006 from 85.1% in the prior year. The reduction in adjusted gross profit margin was primarily due to the addition of Dovonex and Taclonex net sales. The cost of sales for Dovonex and Taclonex (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of net sales, are significantly higher than the costs for our other products.

(dollars in millions)	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	$ Change	Percent Change
Product net sales	$166.5	$128.4	$38.1	29.7%
Cost of goods sold	31.8	41.5	9.7	23.4%

Gross profit on product net sales	$134.7	$86.9	$47.8	55.0%

Gross margin percentage	80.9%	67.7%

Gross profit on product net sales	134.7	$86.9	$47.8	55.0%
Plus inventory step up	1.5	22.4	(20.9)	93.5%

Adjusted gross profit on product net sales	$136.2	$109.3	$26.9	24.6%

Adjusted gross margin percentage	81.8%	85.1%

Selling, general and administration (“SG&A”) expenses. Selling, general and administrative expenses for the quarter ended March 31, 2006 were $38.3 million, a decrease of $8.3 million, or 17.9% from $46.6 million in the prior year quarter. Included in the prior year quarter were $5.9 million of general and administrative costs incurred in connection with the closing of our acquisition of the Company in January 2005, mainly employee retention compensation. Advertising and promotional expenditures were $2.9 million lower in the current year quarter due to the timing of various programs. We expect advertising and promotional costs to significantly increase in the second quarter of 2006 relative to the quarter ended March 31, 2006 due to expenses in support of the launches of Taclonex and Loestrin 24 Fe. The Company’s SG&A expenses were comprised of the following:

(dollars in millions)	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	$ Change	Percent Change
Advertising and Promotion	$9.6	$12.5	$(2.9)	(23.6)%
Selling and Distribution	16.5	16.7	(0.2)	(1.0)%
General, Administrative and Other	12.2	17.4	(5.2)	(30.1)%

Total	$38.3	$46.6	$(8.3)	(17.9)%

Research and Development (“R&D”). Investment in research and development totaled $9.6 million in the quarter compared with $4.9 million in the prior year quarter. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. Included in the first quarter of 2006 is $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO.

Amortization. Amortization expense in the quarters ended March 31, 2006 and 2005 was $58.8 million and $61.3 million, respectively.

Acquired in-process research and development. For the quarter ended March 31, 2005 we allocated $280.7 million of the purchase price paid to complete the Acquisition to the fair value of product development projects that, as of the acquisition date, were not approved by the FDA for promotion and sale in the U.S. and had no alternative future use (in-process research and development or “IPR&D”). This amount was expensed during in the first quarter of 2005 and is included in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2005. There were no such costs recognized in the quarter ended March 31, 2006.

Transaction costs. During the quarter ended March 31, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered part of the purchase price. These costs are shown in a separate line item in our statement of operations. There were no such costs recognized in the quarter ended March 31, 2006.

Interest income and interest expense (“Net interest expense”). Net interest expense for the quarter ended March 31, 2006 was $45.1 million, an increase of $16.5 million from $28.6 million in the prior year period. Net interest expense in the prior year quarter does not include a full quarter of borrowing because the funding for the January 2005 Acquisition did not occur until January 18, 2005. Also impacting 2006 expense is additional borrowings on the senior secured credit facility of $240.0 million used to fund the purchase of Dovonex and the milestone payment for Taclonex to LEO and an increase in interest rates.

Provision for income taxes. The Company’s effective tax rate for the quarter ended March 31, 2006, was 8.4% versus (1.2)% in the prior year quarter. The tax rate in 2006 is unfavorably impacted by our taxable income mix among the various tax jurisdictions in which we operate. We expect our effective tax rate for the full year of 2006 to approximate 8.4%.

Net Income. Due to the factors described above, we reported net losses of $18.6 million and $361.6 million in the quarters ended March 31, 2006 and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2006, our cash on hand was $20.8 million, as compared to $11.5 million at December 31, 2005. As of March 31, 2006 our debt, net of cash, was $2,205.2 million and consisted of $1,626.0 million of borrowings under our Senior Secured Credit Facility plus $600.0 million in our 8  3/4% Senior Subordinated Notes due 2015 (the “Notes”), less $20.8 million cash on hand.

The following table summarizes our net increase in cash and cash equivalents:

(Dollars in millions)	Quarter ended March 31, 2006	Quarter ended March 31, 2005
Net cash provided by / (used in) operating activities	$21.8	$(41.1)
Net cash (used in) investing activities	(248.9)	(2,930.2)
Net cash provided by financing activities	236.4	3,024.5

Net increase in cash and cash equivalents	$9.3	$53.2

Our net cash provided by operating activities for the quarter ended March 31, 2006 increased $62.8 million over the prior year quarter. We reported a net loss of $361.6 in the prior year quarter compared with a net loss of $18.6 million in the current period. The March 31, 2005 quarter was the first quarter following our acquisition of the Company and included significant costs and expenses directly related to the acquisition. During the quarter ended March 31, 2006, our investment in working capital, excluding cash, increased mainly due to the acquisition of Dovonex on January 1, 2006, which had the effect of limiting the amount of cash provided by operations in the current quarter to $21.8 million.

Our net cash used in investing activities during the quarter totaled $248.9 million, consisting of $198.5 million to purchase the rights to Dovonex, $40.0 million paid to LEO to complete the acquisition of the rights to Taclonex, $7.2 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of Estrostep and femhrt and $3.2 million of capital expenditures. Net cash used in investing activities in the prior year quarter included $2,922.6 million used to acquire the company, $7.2 million of contingent purchase payments to Pfizer and $0.6 million of capital expenditures. Our capital expenditures in the current quarter included continued investments in our Fajardo, Puerto Rico manufacturing facility and the implementation of a corporate-wide enterprise resource planning system.

Our net cash provided by financing activities in the current year quarter was $ 236.4 million, principally consisting of $240.0 million of borrowings under the delayed-draw term loan portion of our senior secured credit facility used to fund the Dovonex and Taclonex transactions, net of required repayments of our term debt. The net cash provided by financing activities in the prior year quarter includes $2,020.0 million of borrowings and $1,282.2 million of proceeds from the issuance of share capital to purchase the Company from the Predecessor offset by repayments of predecessor debt and debt issuance costs.

Senior Secured Credit Facility

In early 2006, we borrowed the full $240.0 million available under the delayed-draw term loan facility to fund our acquisition of the U.S. sales and marketing rights to Dovonex (January 2006) and the final milestone payment paid to LEO Pharma (February 2006) upon the FDA’s approval of Taclonex. Scheduled repayments, including the additional $240.0 million borrowed under the delayed-draw term loan facility, total $16.4 million annually. As of March 31, 2006, there were no borrowings outstanding under the revolving credit facility.

Interest on term loan borrowings during the quarter, including borrowings under the delayed-draw term loans, accrued, at the Company’s option, at LIBOR plus 2.75% or ABR plus 1.75%. On April 25, 2006, the Company entered into an amendment to its senior secured credit facility under which the interest rates applicable to outstanding and future term loans were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the Company’s term loans receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the Company’s leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and such reduction would remain in effect as long as the required ratings or leverage ratio are maintained.

8 3/4% Senior Subordinated Notes due 2015

On July 15, 2005 we filed an S-4 Registration Statement covering the registration of an aggregate principal amount of $600.0 million of new 8 3/4 % Senior Subordinated Notes due 2015 of Warner Chilcott Corporation that may be exchanged for an equal principal amount of outstanding 8 3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation, which were issued on January 18, 2005. The Registration Statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of the registrant in market making transactions. On April 20, 2006 we filed Amendment No. 1 to the Registration Statement. On April 21, 2006 the SEC declared the S-4 Registration Statement effective. Due to delays in having the S-4 Registration Statement declared effective, the Company incurred penalty interest on the Senior Subordinated Notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the Senior Subordinated Notes reverted to the stated 8 3/4% rate.

Contractual Commitments

The following table summarizes our financial commitments as of March 31, 2006:

	Cash Payments due by Period
(Dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$1,626.0	$12.3	$32.8	$32.8	$1,548.1
8.75% Senior Subordinated Notes due 2015	600.0	—	—	—	600.0
Sponsor advisory and management fees	35.0	5.0	10.0	10.0	10.0
Supply agreement obligations	84.5	51.0	26.3	7.2	—
Lease obligations	7.6	3.2	3.0	1.2	0.2

Total Contractual Obligations	$2,353.1	$71.5	$72.1	$51.2	$2,158.3

Supply agreement obligations consist of outstanding commitments for raw materials, royalties and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of femhrt and Estrostep. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $46.4 million in the aggregate for femhrt and $25.3 million in the aggregate for Estrostep in quarterly installments. These payments are expected to be made as follows: $28.8 million in less than one year, $31.3 million in one to three years and $11.6 million in three to five years. The table also does not reflect estimated annual interest payments on our indebtedness (excluding amortization of deferred financing costs) which would total approximately $180.0 million per year based on our debt balances and interest rates as of March 31, 2006.

In September 2005, the Company entered into agreements with LEO under which we acquired the rights to certain products under development. LEO also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement we may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150.0 million. In addition, we have agreed to pay a supply fee and royalties to LEO on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development for a purchase price of $3.0 million paid upon signing and an additional $3.0 million upon completion of development milestones.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

Not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at March 31, 2006.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rates

We manage debt and overall financing strategies centrally using a combination of short and long term loans with either fixed or variable rates. We are required under our credit agreement to hedge a portion of our exposure to upward movements in variable interest rates. This obligation has been fulfilled through a combination of interest rate swaps creating hedges on $450.0 million of our variable rate debt and by borrowing a portion of our term credit facility under a six month LIBOR option.

Based on variable rate debt levels of $1,176.0 million as of March 31, 2006, after taking into account the impact of the interest rate swaps referred to above, a 1.0% change in interest rates would impact net interest expense by approximately $2.9 million per quarter.

Inflation

Inflation had no material impact on our operations during the quarter ended March 31, 2006 and 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

There have been no changes in internal control over financial reporting, for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability and other litigation and contingencies. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We self-insure for liability not covered by product liability insurance based on estimates of potential claims developed in consultation with our insurance consultants and outside legal counsel.

See Note 11 to our condensed consolidated unaudited financial statements for the quarter ended March 31, 2006 for a description of our significant current legal proceedings and contingencies which is incorporated by reference.

Item 1A. Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in the S-4 Registration Statement, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in the S-4 Registration Statement are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in S-4 Registration Statement or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 6. Exhibits

10.1	Amendment to the Senior Secured credit facility with Credit Suisse First Boston dated April 25, 2006 – Filed with this document

31.1	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By:	/s/ Roger M. Boissonneault
Roger M. Boissonneault
President & Chief Executive Officer

Date: May 12, 2006	By:	/s/ Paul Herendeen
Paul Herendeen
Executive Vice President and Chief Financial Officer