Form 10-Q
period 2006-06-30
Warner Chilcott Holdings CO III, LTD
filed 2006-08-11
CIK 1319896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “Large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of July 31, 2006 the registrant had 13,939,011 shares of $0.01 par value common stock outstanding.

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

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(Unaudited)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$44,370	$11,502
Accounts receivable, net	39,851	29,765
Inventories	47,563	31,398
Prepaid income taxes	6,182	3,132
Prepaid expense and other current assets	40,949	43,768

Total current assets	178,915	119,565

Other assets:
Property, plant and equipment, net	43,943	37,102
Intangible assets, net	1,650,808	1,519,847
Goodwill	1,260,777	1,260,777
Other non-current assets	78,956	80,924

Total assets	$3,213,399	$3,018,215

LIABILITIES
Current liabilities:
Accounts payable	$6,737	$17,629
Accrued expenses and other current liabilities	128,962	114,054
Current portion of long-term debt	16,400	14,000

Total current liabilities	152,099	145,683

Other liabilities:
Long-term debt, excluding current portion	2,205,500	1,975,500
Other non-current liabilities	128,499	128,597

Total liabilities	2,486,098	2,249,780

Commitments and contingencies (see Note 10)
SHAREHOLDER’S EQUITY
Ordinary shares, par value $0.01 per share; 16,000,000 shares authorized 13,939,011 shares issued and outstanding	139	139
Additional paid-in capital	1,289,954	1,289,244
Accumulated deficit	(571,214)	(525,113)
Accumulated other comprehensive income	8,422	4,165

Total shareholder’s equity	727,301	768,435

Total liabilities and shareholder’s equity	$3,213,399	$3,018,215

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
REVENUE
Net sales	$186,970	$108,447	$353,431	$236,839
Other revenue	—	5,583	—	10,933

Total revenue	186,970	114,030	353,431	247,772

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	37,211	14,352	69,018	55,883
Selling, general and administrative	60,866	36,593	99,152	83,233
Research and development	5,086	7,841	14,657	12,784
Amortization of intangible assets	63,148	59,400	121,974	120,700
Acquired in-process research and development	—	—	—	280,700
Transaction costs	—	—	—	35,975
Interest income	(381)	(359)	(785)	(657)
Interest expense	46,403	39,017	91,899	67,963

(LOSS) BEFORE TAXES	(25,363)	(42,814)	(42,484)	(408,809)
Provision / (benefit) for income taxes	2,183	(581)	3,617	(4,937)

NET (LOSS)	$(27,546)	$(42,233)	$(46,101)	$(403,872)

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Adjustments to reconcile net (loss) to net cash provided by	$(46,101)	$(403,872)
operating activities:
Depreciation	2,973	1,264
Amortization of intangible assets	121,974	120,700
Acquired in-process research & development	—	280,700
Amortization of debt finance costs	5,514	4,861
Stock compensation expense	1,025	1,949
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid and other assets	(7,375)	(7,057)
(Increase) / decrease in inventories	(16,164)	15,113
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	1,814	(22,316)
(Decrease) in income taxes and other, net	(1,309)	(23,225)

Net cash provided by / (used in) operating activities	62,351	(31,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(252,936)	(14,400)
Purchase of business, net of cash acquired	—	(2,922,555)
Proceeds from sale of fixed assets	—	48
Capital expenditures	(8,383)	(2,217)

Net cash (used in) investing activities	(261,319)	(2,939,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	240,000	1,400,000
Proceeds from issuance of senior subordinated notes	—	600,000
Repayments on predecessor long-term debt	—	(195,000)
Repayments under bank term credit facility	(7,600)	(3,500)
Proceeds from share capital issue, net of expenses	—	1,282,851
Payments for debt finance costs	—	(82,662)
Borrowings under revolving credit facility	20,000	20,000
Repayments under revolving credit facility	(20,000)	(20,000)
Other	(564)	(2)

Net cash provided by financing activities	231,836	3,001,687

Net increase in cash and cash equivalents	32,868	30,680
Cash and cash equivalents, beginning of period	11,502	—

Cash and cash equivalents, end of period	$44,370	$30,680

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements – Unaudited

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The Company began commercial operations on January 5, 2005 when it acquired Warner Chilcott PLC (the “Predecessor”). The financial statements for all periods in 2005 reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were those of the Company.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the S-4 Registration Statement which was filed with the SEC on April 20, 2006.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial information presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim financial statements included in this document. The Company has made certain reclassifications to prior period information to conform to current period presentation. All intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $3,553 and $4,789 in the quarters ended June 30, 2006 and 2005, respectively, and were $9,408 and $11,427 in the six months ended June 30, 2006 and 2005, respectively.

Revenue under co-promotion agreements from fees earned for promoting the sale of products developed or owned by other companies, such as the Company’s arrangement with Bristol-Myers Squibb Company (“Bristol-Myers”) under which the Company co-promoted Dovonex through 2005, were recorded as “Other revenue”, a component of “Total revenue.” Co-promotion revenues were based on a percentage of the co-promotion party’s net sales (as defined in the agreements) of the promoted product. There is no cost of goods sold associated with co-promotion revenues, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses. The co-promotion agreement was terminated effective January 1, 2006 (see Note 3). Co-promotion revenues were $0 and $5,583 in the quarters ended June 30, 2006 and 2005, respectively, and were $0 and $10,933 in the six months ended June 30, 2006 and 2005, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns and fee for service arrangements with distributors in the same period that it recognizes the related sales. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of June 30, 2006 and December 31, 2005 the accrued balances relative to these provisions included in accounts receivable were $34,173 and $27,269 (of which $27,411 and $23,662 relate to reserves for product returns), respectively. The balances included in accrued liabilities were $14,474 and $9,924 as of June 30, 2006 and December 31, 2005, respectively. The provisions recorded for product returns were $9,870 and $14,369 in the quarters ended June 30, 2006 and 2005, respectively and were $19,087 and $23,347 in the six months ended June 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently evaluating the potential impact of this interpretation.

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

$205,176

Taclonex

Taclonex is a psoriasis product that combines calcipotriene, the active ingredient in Dovonex, with the corticosteroid betamethasone dipropionate in a single topical treatment. Under various agreements with LEO, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the U.S. FDA approval of Taclonex, to become the exclusive licensee of Taclonex in the United States. Under the terms of a license and supply agreement with LEO, the Company will pay a supply fee for Taclonex ranging from 20% to 25% of net

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO by borrowing under the delayed-draw term loan portion of the senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset (within the Dovonex product family) in the Company’s balance sheet.

Other

The Dovonex and Taclonex supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of June 30, 2006 no minimum sales levels were established with respect to Dovonex or Taclonex for 2006. The product pricing under these supply agreements with LEO are determined based on a percentage of net product sales (as calculated under the applicable agreements).

4. Inventories

Inventories consist of the following:

	As of June 30, 2006	As of December 31, 2005
Finished goods	$29,952	$13,490
Raw materials	17,611	17,908

	$47,563	$31,398

Amounts above are net of $7,199 and $4,741 related to inventory obsolescence reserves as of June 30, 2006 and December 31, 2005, respectively. Product samples are stated at the lower of cost or market ($3,217 and $4,608 as of June 30, 2006 and December 31, 2005, respectively) and are included in prepaid expense and other current assets.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of June 30, 2006	As of December 31, 2005
Land and buildings	$18,774	$18,039
Plant and machinery	14,136	11,481
Motor vehicles	66	66
Computer equipment and software	5,953	4,740
Furniture and fixtures	1,329	1,284
Construction in Process	9,926	4,589

	50,184	40,199
Less accumulated depreciation	6,241	3,097

	$43,943	$37,102

Depreciation expense was $1,378 and $631 in the quarters ended June 30, 2006 and 2005, respectively, and was $2,973 and $1,264 in the six months ended June 30, 2006 and 2005, respectively.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. Our licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of June 30, 2006, which include first quarter additions of Dovonex for $198,536 and Taclonex (a component of the Dovonex product family) for $40,000, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
Ovcon product family	$401,000	$67,359	$333,641
Estrostep	178,100	71,429	106,671
Estrace Cream	411,000	64,332	346,668
femhrt product family	275,000	60,810	214,190
Femring	29,301	2,929	26,372
Estrace Tablets	31,500	3,150	28,350
Femtrace	10,695	1,068	9,627
Doryx	331,300	46,559	284,741
Dovonex product family	249,536	8,829	240,707
Sarafem	57,800	37,769	20,031
Duricef	29,000	29,000	—
Moisturel	10,900	1,090	9,810

Total Definite-lived intangible assets	2,015,132	394,324	1,620,808

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total Intangible Assets, net	$2,045,132	$394,324	$1,650,808

Aggregate amortization expense related to intangible assets was $63,148 and $59,400 in the quarters ended June 30, 2006 and 2005, respectively, and was $121,974 and $120,700 in the six months ended June 30, 2006 and 2005, respectively. Included in amortization expense in the quarter and six months ended June 30, 2006 is additional amortization of $3,979 related to the Estrostep intangible asset as a result of changes in the Company’s forecast of future cash flows. Estimated amortization expense for the remainder of 2006 and for each of the next five years is as follows:

Amortization
2006	$111,892
2007	194,307
2008	167,391
2009	154,630
2010	144,276
2011	140,364

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

7. Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2006	As of December 31, 2005
Royalties under product licensing agreements	$8,466	$—
Payroll, commissions, and employee costs	12,922	14,973
Medicaid rebate accrual	13,262	8,631
Interest payable	27,882	27,395
Contingent liabilities	40,304	38,465
Provision for loss contracts	7,283	6,815
Advertising and promotion	2,498	3,545
Other	16,345	14,230

	$128,962	$114,054

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

Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation and Warner Chilcott Company, Inc. are each borrowers and cross-guarantors under the senior secured credit facility; the Company’s significant subsidiaries are also guarantors and cross-guarantors of this obligation. Borrowings under the senior secured credit facility are secured by a first priority security interest in substantially all of the borrowers’ and guarantors’ assets, including a pledge of all of the outstanding capital stock of Warner Chilcott Holdings Company III, Limited.

The senior secured credit facility contains a financial covenant that requires that the Company’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not to exceed certain levels. The senior secured credit facility also contains a financial covenant that requires the Company to maintain a minimum ratio of EBITDA to interest expense (both as defined in the senior secured credit facility) and other covenants that, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of June 30, 2006, the Company was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

The term facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $16,400 annually. The revolving credit facility matures January 18, 2011. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt and up to 50% (with reductions based on leverage) of excess cash flow. Optional prepayments may be made at any time without premium or penalty.

The interest rates on borrowings under the revolving credit facility accrue, at the Company’s option, at LIBOR plus 2.50% or Adjusted Base Rate (“ABR”) plus 1.50%. The Company also pays a

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150,000 unused as of June 30, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in the Company’s leverage ratio.

Interest on term borrowings accrued at the Company’s option, at LIBOR plus 2.75% or ABR plus 1.75% through April 24, 2006. On April 25, 2006, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation and Warner Chilcott Company, Inc. entered into an amendment to the senior secured credit facility under which the interest rates applicable to outstanding and future term borrowings were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the term borrowings receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained. There was also a commitment fee of 1.375% on the unused portion of the delayed-draw facility. As of June 30, 2006 there is no longer a delayed-draw commitment fee as this facility has been fully drawn (see Note 3).

On May 3, 2005, the Company entered into interest rate swap contracts covering $450,000 notional principal amount of its variable rate debt. The Company was required under the terms of its senior secured credit facility to fix or otherwise limit its interest costs on at least 50% of its funded indebtedness for a specified period. By entering into these swap contracts, and by fixing the interest rate on certain LIBOR borrowings for six months, the Company satisfied this requirement. On June 16, 2006, the Company executed two additional interest rate swap contracts (which will become effective at two future dates) to limit its exposure to future unfavorable movements in interest rates. These swaps effectively convert certain of Warner Chilcott Company, Inc.’s variable rate debt to fixed rate debt. The Company entered into the interest rate swaps specifically to hedge a portion of the Company’s exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$50,000	May-03-05	Nov-03-06	90 day LIBOR	3.900%
$200,000	May-03-05	May-03-07	90 day LIBOR	3.965%
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

Senior Subordinated Notes

On January 18, 2005, Warner Chilcott Corporation, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8  3/4 % senior subordinated notes due 2015 (the “Notes”). The Notes are guaranteed on a senior subordinated basis by the Company, Warner Chilcott Intermediate (Luxembourg) S.a.r.l., the Company’s U.S. operating subsidiary (Warner Chilcott (US), Inc.) and the Company’s Puerto Rican operating subsidiary (Warner Chilcott Company, Inc.). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. Proceeds from the issuance of the Notes, net of issuance expenses, were $572,768 and were used to fund a portion of the Acquisition of Warner Chilcott PLC by the Company. The note issuance costs are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of Warner Chilcott Corporation, are guaranteed on an unsecured senior subordinated basis by Warner Chilcott Holdings Company III, Limited and rank junior

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, the Company may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, the Company may at any time prior to February 1, 2008 redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at the Company’s option at a redemption price of 108.75% of the principal amount. If the Company were to undergo a change of control, each Note holder would have the right to require the Company to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Note indenture contains restrictive covenants that, among other things, limit the Company’s ability to incur or guarantee additional debt, as well as pay dividends or distributions on, or redeem or repurchase, capital stock. In addition, the Company agreed to register the Notes by filing an S-4 Registration Statement with the SEC and having the registration statement declared effective on or before December 14, 2005. On April 20, 2006, Warner Chilcott Holdings Company III, Limited filed an S-4 Registration Statement covering the registration of an aggregate principal amount of $600,000 of new 8 3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation that may be exchanged for the Notes. The new notes have substantially identical terms as the Notes. The Registration Statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of the registrant in market making transactions. On April 21, 2006 the S-4 Registration Statement was declared effective by the SEC. Due to delays in having the S-4 Registration Statement declared effective, Warner Chilcott Corporation incurred penalty interest on the Senior Subordinated Notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the Senior Subordinated Notes reverted to the stated 8 3/4% rate. On May 24, 2006, Warner Chilcott Corporation announced the successful completion of the offer to exchange the notes for new 8 3/4% Senior Subordinated Notes due 2015.

Components of Indebtedness

As of June 30, 2006, the Company’s funded debt included the following:

	Current Portion as of June 30, 2006	Long-Term Portion as of June 30, 2006	Total Outstanding As of June 30, 2006
Revolving credit loan	$—	$—	$—
Term loans	16,400	1,605,500	1,621,900
Senior Subordinated Notes	—	600,000	600,000

Total	$16,400	$2,205,500	$2,221,900

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

As of June 30, 2006, mandatory repayments of long-term debt in the remainder of 2006 and each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2006	$8,200
2007	16,400
2008	16,400
2009	16,400
2010	16,400
2011	12,300
Thereafter	2,135,800

Total long-term debt	$2,221,900

The carrying amount reported for long-term debt, other than the senior subordinated notes, approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the senior subordinated notes ($606,000) represents the market value of the notes on June 30, 2006.

9. Shareholder’s Equity

The Company has one class of shares, Ordinary Shares, par value $0.01 per share, with 16,000,000 shares authorized and 13,939,011 shares issued and outstanding as of June 30, 2006. The Company is a wholly-owned subsidiary of Warner Chilcott Holdings Company II, Limited (the “Immediate Parent”). Warner Chilcott Holdings Company, Limited (the “Ultimate Parent”) owns 100% of the common stock of the Immediate Parent.

The items impacting shareholder’s equity in the period from December 31, 2005 to June 30, 2006 follow:

Balance as of December 31, 2005	$768,435
Net (loss)	(46,101)
Stock-based compensation expense	1,025
Settlement of stock-based compensation	(315)
Unrealized gain on interest rate swaps	3,430
Foreign currency translation	827

Balance June 30, 2006	$727,301

The addition to shareholder’s equity from stock based compensation represents the amount of expense recognized by the Company for stock and option grants under the 2005 Equity Incentive Plans of Immediate Parent and the Ultimate Parent in accordance with SFAS 123R, “Accounting for Stock Compensation.”

The interest rate swaps (see Note 8) effectively convert a portion of the Company’s variable rate debt to fixed rates. For the quarter and six months ended June 30, 2006, a gain of $1,238 and $3,430, respectively, related to these derivative instruments designated as cash flow hedges, including those that will become effective at a future date, was recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current assets.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

10. Commitments and Contingencies

Purchase Commitments

The Company has contingent purchase obligations in connection with two products acquired in 2003 (Estrostep and femhrt), which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these products totaled $7,200 and $14,400 in the quarter and six months ended June 30, 2006, respectively. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make additional payments of:

Year	Amount
2006	$14,400
2007	24,000
2008	11,600
2009	11,600
2010	2,900

Total	$64,500

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $40,568. The Company’s aggregate remaining purchase commitments as of June 30, 2006 were approximately:

Year	Amount
2006	$7,041
2007	13,767
2008	12,507
2009	7,253
2010	—

The Company also has outstanding non-cancelable purchase commitments for raw materials with multiple suppliers totaling $39,310, which are payable within one year.

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

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the six months ended June 30, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for the product will be negotiated by LEO and the Company if the option is exercised.

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2006 and next five years and thereafter as of June 30, 2006 are approximately:

2006	$2,563
2007	1,458
2008	1,478
2009	1,543
2010	690
2011	81
Thereafter	112

Lease and rental expenses included in selling, general and administrative expenses totaled $1,551 and $1,146 in the quarters ended June 30, 2006 and 2005, respectively, and totaled $2,870 and $2,136 in the six months ended June 30, 2006 and 2005, respectively.

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

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 527 product liability suits have been filed against the Company related to our hormone therapy (“HT”) products, femhrt, Estrace, Estrace Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and conducting investigations of the individual complaints.

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

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

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

Approximately 75% of the complaints filed against the Company do not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits we will have to defend. Of the approximately 527 suits that were filed, 309 have been dismissed and 66 involving Estrace have been successfully tendered to Bristol-Myers’s defense counsel pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired Estrace. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with Estrace products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 24 cases to plaintiffs’ counsel.

The Company maintains product liability insurance coverage for claims in excess of $10 million and up to $30 million. This Company is self-insured for liability in excess of $30 million and up to $40 million, and has insurance coverage for liability from $40 million to $50 million, has coinsurance for amounts from $50 million to $100 million (split 75% self-insured and 25% covered by the insurance carrier), above which the Company is self-insured. The insurance may not apply to damages or defense costs related to any claim arising out of HT products with labeling that does not conform completely with FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for Estrace Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to ANDA Referencing Ovcon 35

In March 2004, for $1.0 million, Barr granted the Company an option to acquire a five-year exclusive license under an abbreviated new drug application (“ANDA”) owned by a unit of Barr for which our Ovcon 35 oral contraceptive is the reference drug. In May 2004, the Company exercised this option for an additional payment of $19.0 million. At that time, the Company entered into a finished product supply agreement under which Barr agreed to provide the Company with its requirements for finished Ovcon products throughout the term of the license. Barr is the Company’s sole source of supply for this product.

On November 7, 2005, the FTC and 21 states plus the District of Columbia filed suit against the Company and Barr in the U.S. District Court for the District of Columbia. An additional 13 states subsequently joined the suit. The FTC suit alleges that the Company’s agreements with Barr relating to Ovcon 35 (the “Ovcon Agreements”) constitute unfair competition under Section 5 of the FTC Act and seeks an injunction to remove the Ovcon Agreements’ exclusivity provisions and other equitable relief. The suit by the state plaintiffs alleges that the Ovcon Agreements violate Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The state plaintiffs seek civil penalties, injunctive and equitable relief, and attorneys’ fees. At the scheduling conference on April 4, 2006 the Court ruled that unless plaintiffs and defendants agreed that there were no material facts at issue, no party may file a motion for summary judgment until the Court sets a briefing

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

schedule at the conference scheduled for January 5, 2007. On May 25, 2006 the state plaintiffs filed a motion for leave to file a per se motion for summary judgment. Defendants filed a response in opposition on June 8, 2006. The state plaintiffs filed a reply on June 20, 2006. The motion is fully briefed and is pending before the Court.

Eight direct purchaser lawsuits have been filed against the Company and Barr in the U.S. District Court for the District of Columbia. The direct purchaser plaintiffs allege that the Ovcon Agreements violate Section 1 of the Sherman Act. All of the direct purchaser plaintiffs seek treble damages, injunctive relief, and costs including attorneys’ fees. Six of the lawsuits are class actions. The remaining two suits are brought on behalf of individual direct purchasers. On April 14, 2006 the six direct purchaser class action plaintiffs jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. On July 14, 2006 the direct purchaser class action plaintiffs filed a motion for class certification. The motion seeks to certify a class of direct purchaser plaintiffs consisting of all persons and entities in the United States “who purchased Ovcon 35 directly from Defendants or their subsidiaries at any time from April 22, 2004, through the present and continuing until the effects of Defendants’ anticompetitive conduct have ceased . . . .” Defendants intend to oppose the motion.

One third-party-payor class action lawsuit has been filed against the Company and Barr in the U.S. District Court for the District of Columbia. The third-party-payor plaintiffs seek to certify and represent a class of all third-party-payors in the United States who purchased, reimbursed and/or paid for Ovcon 35 after the Ovcon Agreements were entered into. The proposed class includes insurance companies and employee benefit plans. The third-party-payor plaintiffs allege in their first amended complaint that the Ovcon Agreements violate Section 1 of the Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constitute a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs seek an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On April 14, 2006 the third-party-payor plaintiffs filed a second amended class action complaint. In response to defendants’ previous motion to dismiss, the third-party-payor plaintiffs dropped antitrust claims in two states and consumer protection claims in forty-seven states and the District of Columbia. On May 3, 2006 defendants moved to partially dismiss the third-party-payor plaintiffs’ claims. In particular, defendants moved to dismiss plaintiffs’ claims brought under the laws of twenty-one states and the District of Columbia, unjust enrichment law, and all claims brought by plaintiff United Food. The third-party-payor plaintiffs opposed the motion. The motion is fully briefed and is pending before the Court.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr in the U.S. District Court for the District of Columbia. The consumer plaintiff alleges in her original complaint that the Ovcon Agreements violate Sections 1 and 2 of the Sherman Act, the antitrust laws of eighteen states and the unjust enrichment laws of fifty states. The consumer plaintiff seeks to certify three separate classes: 1) all persons who purchased Ovcon 35 for personal use who are seeking injunctive relief, disgorgement and restitution under the Sherman Act; 2) all persons in the eighteen states referenced above who purchased Ovcon 35 for personal use; and 3) all persons who purchased Ovcon 35 for personal use. The consumer plaintiff seeks treble damages, injunctive relief, restitution, disgorgement, and costs including attorney’s fees. On April 19, 2006 the consumer plaintiff filed an amended class action complaint. The amended complaint dropped antitrust claims in four states and added an additional named plaintiff. On May 5, 2006 defendants moved to partially dismiss the consumer plaintiffs’ claims. In particular, the Company moved to dismiss the consumer plaintiffs’ claims brought under the laws of twelve states, N.Y. Gen. Bus. Law §§ 349, et seq., and unjust enrichment law. The consumer plaintiffs opposed the motion. The motion is fully briefed and is pending before the Court.

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company is contesting these lawsuits vigorously. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated by the Company. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time. Notwithstanding the Company’s belief that an unfavorable outcome is unlikely, if the plaintiffs in these private lawsuits are ultimately successful, the Company may be required to pay damages which could have an adverse impact on the Company’s results of operations and cash flows. Also, an adverse result in the FTC and state actions could adversely affect the Company’s profits and cash flows by, for example, making it more difficult for the Company to obtain a supply of Ovcon or facilitating generic competition for this product.

Patent Matters

On March 27, 2006, the Company filed suit against Berlex and Schering in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering are willfully infringing the Company’s U.S. Patent No. 5,552,394 in connection with the marketing and sale of Yaz®. The Company is seeking treble damages, costs and a permanent injunction against Berlex and Schering. The patent covers the Company’s Loestrin 24 Fe oral contraceptive, which was approved by the FDA on February 17, 2006. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that the Company’s patent is being infringed by Berlex and Schering.

In June, 2006, the Company was notified that Watson Laboratories, Inc. had submitted an ANDA under the Hatch-Waxman Act seeking permission to market a generic version of Loestrin 24 Fe prior to the expiration of the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”). On July 28, 2006 the Company filed a lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) for infringement of the ‘394 Patent. The Company is seeking a ruling that Watson’s ANDA and ANDA product infringe the ‘394 Patent and that it’s ANDA should not be approved before the expiration of the patent.

On or about June 27, 2006, LEO received notice of a Paragraph IV certification from Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) regarding LEO’s Dovonex 0.005% Calcipotriene Solution which is covered by LEO’s U.S. Patent No. 5,763,426 (the “‘426 Patent”). Dovonex Calcipotriene Solution is marketed and sold in the United States by the Company pursuant to a license agreement with LEO. The Hi-Tech certification letter sets forth allegations of non-infringement and invalidity of the ‘426 patent. On or about July 24, 2006, LEO also received notice of a Paragraph IV certification from Altana Pharma (“Altana”) regarding LEO’s Dovonex 0.005% Calcipotriene Solution. The Altana certification letter sets forth allegations of non-infringement of the ‘426 patent. LEO and the Company are evaluating these certification letters.

General Matters

The Company is involved in various legal proceedings of a nature considered normal to its business, including product liability and other litigation and contingencies. The Company records reserves related to these legal matters when it concludes that losses related to such litigation or contingencies are both probable and reasonably estimable. The Company self insures for liability not covered by product liability insurance based on an estimate of potential product liability claims. The Company develops such estimates in consultation with its insurance consultants and outside legal counsel.

12. Income Taxes

The Company operates in five primary tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The difference between the statutory and effective tax

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

rates for the three and six month ended June 30, 2006 is predominantly due to the mix of taxable income among the various tax jurisdictions, a valuation allowance offsetting certain state loss benefits and other U.S. permanent items which result in recording a tax provision on a book loss. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information for the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenue by country of origin:
United States	$183,460	$103,062	$343,531	$224,266
All other countries	3,510	10,968	9,900	23,506

Total revenue	$186,970	$114,030	$353,431	$247,772

Revenue breakdown:
Net sales:
Ovcon	$23,205	$20,997	$47,188	$43,777
Estrostep	27,653	19,404	53,441	38,572
Loestrin 24 Fe	6,236	—	7,593	—
Estrace cream	16,103	11,160	32,690	24,130
femhrt	13,415	14,039	26,571	30,472
Femring	3,009	1,613	5,072	5,043
Estrace tablets	2,139	2,537	3,666	6,444
Femtrace	705	—	1,100	—
Doryx	25,381	16,672	50,686	40,893
Dovonex	39,886	—	73,732	—
Taclonex	14,732	—	17,996	—
Sarafem	9,344	11,252	19,926	23,474
Duricef and Moisturel	507	4,667	1,402	9,112
Other products	1,102	1,317	2,960	3,495
Contract manufacturing product sales	3,553	4,789	9,408	11,427

Total net sales	186,970	108,447	353,431	236,839

Other revenue:
Co-promotion revenue (Dovonex)	—	5,583	—	10,933

Total revenue	$186,970	$114,030	$353,431	$247,772

	As of June 30, 2006	As of December 31, 2005
Fixed assets:
United States	$11,487	$6,658
Puerto Rico	15,302	13,391
United Kingdom/Rep. Of Ireland	17,154	17,053

Total	$43,943	$37,102

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

14. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains and selected mass merchants. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s total sales. Gross accounts receivable from McKesson Corporation as of June 30, 2006 and December 31, 2005 totaled $28,445 and $17,635, respectively. As of June 30, 2006 and December 31, 2005, gross accounts receivable from Cardinal Health, Inc. totaled $22,914 and $7,761, respectively. As of June 30, 2006 and December 31, 2005, gross accounts receivable from AmerisourceBergen Corporation totaled $6,374 and $10,103, respectively. As of June 30, 2006 and December 31, 2005, gross accounts receivable from CVS totaled $7,118 and $4,759, respectively.

The following table shows significant customer sales as a percentage of total revenues:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
McKesson	32%	28%
Cardinal	27%	14%
AmerisourceBergen	12%	18%
CVS	11%	10%

In the event that a significant supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from product provided by significant suppliers as a percentage of total revenues.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
LEO	26%	0%
Barr	22%	12%
Faulding	14%	17%
Bristol-Myers	0%	34%

Net sales of the following pharmaceutical products accounted for more than 10% of total revenues:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Dovonex	21%	4%
Estrostep	15%	16%
Doryx	14%	17%
Ovcon 35 and 50	13%	18%
Estrace Cream	9%	10%
femhrt	8%	12%

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

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

The following financial information presents the condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, the related condensed consolidating statements of operations for the quarters and six months ended June 30, 2006 and 2005, and the related condensed consolidating statements of cash flows for the six months ended June 30, 2006 and June 30, 2005, respectively:

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of June 30, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$153	$—	$90	$41,909	$2,218	$—	$44,370
Accounts receivable, net	335	—	—	39,112	404	—	39,851
Intercompany	21,335	13	1	206,263	13,521	(241,133)	—
Inventories	—	—	—	42,102	5,461	—	47,563
Prepaid expenses and other current assets	—	—	36,262	7,981	2,888	—	47,131

Total current assets	21,823	13	36,353	337,367	24,492	(241,133)	178,915

Other assets:
Property, plant and equipment, net	—	—	—	26,789	17,154		43,943
Intangible assets, net	—	—	—	1,339,695	311,113		1,650,808
Goodwill	—	—	—	1,260,777	—		1,260,777
Other noncurrent assets	4,428	—	35,397	39,131	—		78,956
Investments in subsidiaries	879,138	368,719	1,452,319	—	—	(2,700,176)	—

Total assets	$905,389	$368,732	$1,524,069	$3,003,759	$352,759	$(2,941,309)	$3,213,399

Liabilities
Current liabilities:
Accounts payable	$—	$—	$—	$5,842	$895	$—	$6,737
Intercompany	16,090	—	191,039	10,002	24,003	(241,134)	—
Accrued exp’s and other current liabilities	48	—	22,588	85,990	20,336	—	128,962
Long-term debt, current portion	1,640	—	3,550	11,210	—	—	16,400

Total current liabilities	17,778	—	217,177	113,044	45,234	(241,134)	152,099

Other liabilities:
Long-term debt, excluding current portion	160,310	—	947,013	1,098,177	—	—	2,205,500
Other non-current liabilities	—	—	(8,840)	123,277	14,062	—	128,499

Total liabilities	178,088	—	1,155,350	1,334,498	59,296	(241,134)	2,486,098

Shareholder’s equity	727,301	368,732	368,719	1,669,261	293,463	(2,700,175)	727,301

Total liabilities and shareholder’s equity	$905,389	$368,732	$1,524,069	$3,003,759	$352,759	$(2,941,309)	$3,213,399

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$186,970	$5,438	$(5,438)	$186,970
Costs, expenses and other:		—	—
Cost of sales (excludes amortization of intangible assets)	—	—	—	37,841	515	(1,145)	37,211
Selling, general and administrative	(31)	—	1,357	62,854	973	(4,287)	60,866
Research and development	—	—	—	4,757	329	—	5,086
Amortization of intangible assets	—	—	—	54,348	8,800	—	63,148
Intercompany dividends (received)	(46,869)	—	—	—	—	46,869	—
Interest income	(1)	—	(2)	(371)	(7)	—	(381)
Interest expense	3,343	—	21,362	21,698	—	—	46,403

Income / (loss) before taxes	43,558	—	(22,717)	5,843	(5,172)	(46,875)	(25,363)
Income tax (benefit) / provision	—	—	(8,898)	11,046	35	—	2,183
Equity in (losses) / earnings of subsidiaries	(71,104)	(17,470)	(3,651)	—	—	92,225	—

Net (Loss) / income	$(27,546)	$(17,470)	$(17,470)	$(5,203)	$(5,207)	$45,350	$(27,546)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$353,431	$14,698	$(14,698)	$353,431
Costs, expenses and other:		—	—
Cost of sales (excludes amortization of intangible assets)	—	—	—	71,593	673	(3,248)	69,018
Selling, general and administrative	32	—	2,037	106,497	2,034	(11,448)	99,152
Research and development	—	—	—	13,229	1,428	—	14,657
Amortization of intangible assets	—	—	—	104,374	17,600	—	121,974
Intercompany dividends (received)	(46,869)	—	—	—	—	46,869	—
Interest income	(1)	—	(84)	(673)	(27)	—	(785)
Interest expense	6,515	—	42,709	42,675	—	—	91,899

Income / (loss) before taxes	40,323	—	(44,662)	15,736	(7,010)	(46,871)	(42,484)
Income tax (benefit) / provision	—	—	(15,632)	18,878	371	—	3,617
Equity in (losses) / earnings of subsidiaries	(86,424)	(20,237)	8,793	—	—	97,868	—

Net (Loss) / income	$(46,101)	$(20,237)	$(20,237)	$(3,142)	$(7,381)	$50,997	$(46,101)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2006

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Cash flows from operating activities:
Net (loss) / income	$(46,101)	$(20,237)	$(20,237)	$(3,142)	$(7,381)	$50,997	$(46,101)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	—	1,153	1,820	—	2,973
Equity earnings (losses) in subsidiaries	86,424	20,237	(8,793)	—	—	(97,868)	—
Amortization of intangibles	—	—	—	104,374	17,600	—	121,974
Amortization of debt financing costs	400	—	2,504	2,610	—	—	5,514
Stock compensation expense	—	—	—	1,013	12	—	1,025
Changes in assets and liabilities:	(39,796)	—	28,187	(45,857)	(12,439)	46,871	(23,034)

Net cash provided by / (used in) operating activities	927	—	1,661	60,151	(388)	—	62,351

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	(252,936)	—	—	(252,936)
Capital expenditures	—	—	—	(7,567)	(816)	—	(8,383)

Net cash (used in) investing activities	—	—	—	(260,503)	(816)	—	(261,319)

Cash flows from financing activities:
Borrowings of long-term debt	—	—	—	240,000	—	—	240,000
Repayments under bank senior credit facility	(820)	—	(1,777)	(5,003)	—	—	(7,600)
Borrowings under revolving credit facility	—	—	20,000	—	—	—	20,000
Repayments under revolving credit facility	—	—	(20,000)	—	—	—	(20,000)
Other	—	—	—	(564)	—	—	(564)

Net cash (used in) / provided by financing activities	(820)	—	(1,777)	234,433	—	—	231,836

Net increase / (decrease) in cash and cash equivalents	$107	$—	$(116)	$34,081	$(1,204)	$—	$32,868

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$46	$0	$206	$7,828	$3,422	$0	$11,502
Accounts receivable, net	12	0	0	28,831	922	0	29,765
Intercompany	21,325	13	0	159,221	53,882	(234,441)	0
Inventories	0	0	0	26,201	5,197	0	31,398
Prepaid expenses and other current assets	0	0	20,631	23,973	2,296	0	46,900

Total current assets	21,383	13	20,837	246,054	65,719	(234,441)	119,565

Other assets:
Property, plant and equipment, net	0	0	0	20,050	17,052	0	37,102
Intangible assets, net	0	0	0	1,191,134	328,713	0	1,519,847
Goodwill	0	0	0	1,260,777	0	0	1,260,777
Other noncurrent assets	4,828	0	37,901	38,195	0	0	80,924
Investments in subsidiaries	960,601	388,956	1,443,526	0	0	(2,793,083)	0

Total assets	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(3,027,524)	$3,018,215

Liabilities
Current liabilities:
Accounts payable	$0	$0	$0	$16,715	$914	$0	$17,629
Intercompany	55,466	0	147,526	1,724	29,733	(234,449)	0
Accrued exp’s and other current liabilities	141	0	22,284	71,860	19,769	0	114,054
Current portion of long-term debt	1,640	0	3,550	8,810	0	0	14,000

Total current liabilities	57,247	0	173,360	99,109	50,416	(234,449)	145,683

Other liabilities:
Long-term debt, excluding current portion	161,130	0	948,788	865,582	0	0	1,975,500
Other non-current liabilities	0	0	(8,840)	123,277	14,160	0	128,597

Total liabilities	218,377	0	1,113,308	1,087,968	64,576	(234,449)	2,249,780

Shareholder’s equity	768,435	388,969	388,956	1,668,242	346,908	(2,793,075)	768,435

Total liabilities and shareholder’s equity	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(3,027,524)	$3,018,215

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$113,942	$5,171	$(5,083)	$114,030
Costs, expenses and other:
Cost of sales (excludes amortization of intangible assets)	0	0	0	16,002	1,666	(3,316)	14,352
Selling, general and administrative	1,863	0	1,224	33,360	1,913	(1,767)	36,593
Research and development	0	0	0	6,932	909	0	7,841
Amortization of intangible assets	0	0	0	50,800	8,600	0	59,400
Acquired in-process research and development	0	0	0	0	0	0	0
Transaction costs	0	0	0	0	0	0	0
Interest income	0	0	0	(87)	(272)	0	(359)
Interest expense	2,644	0	19,903	16,470	0	0	39,017

(Loss) before taxes	(4,507)	0	(21,127)	(9,535)	(7,645)	0	(42,814)
Income tax (benefit) / provision	0	0	(7,394)	6,509	304	0	(581)
Equity in (losses)/earnings of subsidiaries	(37,726)	1,079	14,812	0	0	21,835	0

Net (loss) / income	$(42,233)	$1,079	$1,079	$(16,044)	$(7,949)	$21,835	$(42,233)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$241,906	$21,576	$(15,710)	$247,772
Costs, expenses and other:
Cost of sales (excludes amortization of intangible assets)	0	0	0	57,120	4,327	(5,564)	55,883
Selling, general and administrative	2,054	0	1,224	86,459	3,642	(10,146)	83,233
Research and development	0	0	0	10,974	1,810	0	12,784
Amortization of intangible assets	0	0	0	103,700	17,000	0	120,700
Acquired in-process research and development	0	0	0	280,700	0	0	280,700
Transaction costs	0	0	5,625	29	30,321	0	35,975
Interest income	0	0	0	(283)	(374)	0	(657)
Interest expense	4,529		35,369	28,065	0	0	67,963

(Loss) before taxes	(6,583)	0	(42,218)	(324,858)	(35,150)	0	(408,809)
Income tax (benefit) / provision	0	0	(14,776)	10,746	(907)	0	(4,937)
Equity in (losses) / earnings of subsidiaries	(397,289)	41,835	69,277	0	0	286,177	0

Net (loss) / income	$(403,872)	$41,835	$41,835	$(335,604)	$(34,243)	$286,177	$(403,872)

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2005

	Parent	Parent of Issuer	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Cash flows from operating activities:
Net (loss) / income	$(403,872)	$41,835	$41,835	$(335,604)	$(34,243)	$286,177	$(403,872)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	0	0	0	594	670	0	1,264
Equity earnings / (losses) in subsidiaries	397,289	(41,835)	(69,277)	0	0	(286,177)	0
Amortization of intangible assets	0	0	0	103,700	17,000	0	120,700
Acquired in-process research and development	0	0	0	280,700	0	0	280,700
Amortization of debt financing costs	360	0	2,154	2,347	0	0	4,861
Stock compensation expense	1,949	0	0	0	0	0	1,949
Changes in assets and liabilities	(713,742)	(13)	1,558,476	(159,839)	(722,367)	0	(37,485)

Net cash (used in) / provided by operating activities	(718,016)	(13)	1,533,188	(108,102)	(738,940)	0	(31,883)

Cash flows from investing activities:
Purchase of intangible assets	0	0	0	(14,400)	0	0	(14,400)
Purchase of business, net of cash acquired	0	0	0	(2,562,196)	(360,359)	0	(2,922,555)
Proceeds from sale of fixed assets	0	0	0	0	48	0	48
Capital expenditures	0	0	0	(1,805)	(412)	0	(2,217)
Investments in subsidiaries	(722,790)	(408,547)	(2,852,491)	0	(709,737)	4,693,565	0

Net cash (used in) / provided by investing activities	(722,790)	(408,547)	(2,852,491)	(2,578,401)	(1,070,460)	4,693,565	(2,939,124)

Cash flows from financing activities:
Borrowings of long-term debt	164,000	0	975,000	881,000	0	0	2,020,000
Repayments on Predecessor long-term debt	0	0	0	(195,000)	0	0	(195,000)
Repayments under bank senior credit facility	(410)	0	(20,887)	(2,203)	0	0	(23,500)
Payments for debt finance costs	(5,588)	0	(41,456)	(35,618)	0	0	(82,662)
Proceeds from share capital issue	1,282,850	408,560	408,547	2,064,684	1,811,775	(4,693,565)	1,282,851
Other	0	0	0	(2)	0	0	(2)

Net cash provided by / (used in) financing activities	1,440,852	408,560	1,321,204	2,712,861	1,811,775	(4,693,565)	3,001,687

Net increase in cash and cash equivalents	$46	$0	$1,901	$26,358	$2,375	$0	$30,680

WARNER CHILCOTT HOLDINGS COMPANY III, LIMITED

Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Note 16. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in stockholder’s equity to be included in other comprehensive (loss). The components of accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive (loss) for the quarters ended June 30, 2006 and 2005 was $(25,596) and $(44,598), respectively, and comprehensive (loss) for the six months ended June 30, 2006 and 2005 was $(41,844) and $(406,193), respectively.

The components of accumulated other comprehensive income (loss) include:

	As of June 30, 2006	As of December 31, 2005
Cumulative Translation Adjustment	$(165)	$(992)
Unrealized gain on interest rate swaps (net of tax of $175 and $105)	8,587	5,157

	$8,422	$4,165

Note 17. Related Party Transactions

The Ultimate Parent owns 100% of the common stock of the Company’s Immediate Parent, which in turn owns 100% of the common stock of the Company. The Ultimate Parent therefore controls the Company’s Immediate Parent and the Company. The Ultimate Parent is a company controlled by affiliates of Bain Capital Partners LLC, DLJ Merchant Banking III, Inc., J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”). The Company pays the Sponsors a fixed management fee of $5,000 per year.

On June 9, 2006, the Ultimate Parent filed a registration statement with the SEC for a proposed initial public offering of its common stock. The Ultimate Parent has capitalized deferred charges of $1,053 relating to fees incurred in connection with preparing the registration statement which will be realized upon the completion of its initial public offering. As of June 30, 2006, the Company funded $188 of these fees which is included in accounts receivable in the condensed consolidated balance sheet.

Note 18. Subsequent Events

Effective July 1, 2006, the Company amended its contract manufacturing agreement with Pfizer Inc. (“Pfizer”) under which the Company manufactures Dilantin. The amended agreement will terminate on June 30, 2009 (the “Initial Term”), subject to Pfizer’s option to extend the agreement for up to two additional 12 month terms. Pfizer may cause the Company to discontinue packaging upon 90 days prior notice and, following such a discontinuation, would be entitled to a pro rata refund of any prepaid packing fees. Pfizer will pay the Company mutually agreed upon standard manufacturing costs associated with Dilantin production plus agreed manufacturing and packaging fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary

The following are the significant events that occurred during the quarter and six months ended June 30, 2006:

•	On January 1, 2006 we purchased the rights to exclusively market and sell Dovonex in the United States from Bristol-Myers Squibb Company (“Bristol-Myers”);

•	Taclonex and Loestrin 24 Fe were approved by the FDA and we began commercial sales of the products in March in preparation for the launch of our promotional efforts in April 2006;

•	We borrowed $240.0 million under our delayed-draw term loan facility to fund the acquisition of the Dovonex marketing rights and the final Taclonex milestone payment;

•	We initiated a lawsuit against Berlex and its parent company, Schering AG, to protect intellectual property rights surrounding our patent covering 24 day dosing of oral contraceptives;

•	On June 9, 2006, our ultimate parent (Warner Chilcott Holdings Company, Limited) filed a registration statement with the SEC for a proposed initial public offering of its common stock;

•	We entered into two additional interest rate swap contracts related to $375.0 million of our variable rate debt to fix the interest rate effective in future periods;

•	We initiated a lawsuit against Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. to protect intellectual property rights surrounding our patent covering 24 day dosing of oral contraceptives;

•	We received two Paragraph IV certification letters from pharmaceutical companies seeking FDA approval to market generic versions of Dovonex solution prior to the expiration of the patent owned by our licensor, LEO Pharma;

•	Our revenue for the quarter ended June 30, 2006 was $187.0 million and our net loss was $27.5 million; and

•	Our revenue for the six months ended June 30, 2006 was $353.4 million and our net loss was $46.1 million.

Operating Results for the quarters and six months ended June 30, 2006 and 2005

Dovonex and Taclonex Transactions

The closing of the acquisition of the rights to Dovonex and the FDA approval of Taclonex during the six months ended June 30, 2006 had a significant impact on our operating results for the quarter and six months ended June 30, 2006 when compared with our results for the same prior year periods. The FDA approval of Taclonex, together with the acquisition of Dovonex, are expected to impact our operating results for the balance of 2006 and beyond.

During 2005, we promoted Dovonex in the United States under a co-promotion agreement with Bristol-Myers and recorded amounts earned from this activity as “Other revenue.” Under the agreement, we promoted Dovonex and earned revenue based on Bristol-Myers net sales (as defined in the agreement) of the product. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to Dovonex from Bristol-Myers and their inventories of Dovonex products for a purchase price of $205.2 million, plus a 5% royalty on net sales of Dovonex through 2007. The total purchase price was allocated based on the fair values of inventory ($6.7 million) and intangible assets ($198.5 million), which have a useful life of 15 years. We funded the payment of the purchase price by borrowing $200.0 million of delayed-draw term loans under our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO Pharma (“LEO”) for Dovonex became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to Dovonex did not require any significant launch costs or an increase in the size of our sales forces as we have been promoting Dovonex since 2003. Under the LEO license and supply agreement, we will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of Dovonex is introduced.

On January 9, 2006 the FDA approved LEO’s NDA for Taclonex. Under our agreements with LEO, on February 6, 2006 we paid LEO a final milestone payment of $40.0 million which was triggered by the FDA approval of Taclonex. This amount is classified as an intangible asset (under the Dovonex product family) with a useful life of 15 years. Under the terms of a license and supply agreement with LEO, we will pay a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales of Taclonex (each as calculated under the terms of the agreement).

Our cost of sales as a percentage of product net sales will be considerably higher in 2006 as compared to 2005 as a result of the LEO and BMS agreements related to Dovonex and Taclonex. In addition, we incurred significant launch costs in the second quarter of 2006 when we began active promotion of Taclonex by our sales forces.

Revenue

The following table sets forth our unaudited revenue for the quarters and six months ended June 30, 2006 and 2005, with the corresponding percent change:

(dollars in millions)	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Oral Contraception
Ovcon	$23.2	$21.0	2.2	10.5%	$47.2	$43.8	$3.4	7.8%
Estrostep	27.7	19.4	8.3	42.5%	53.4	38.6	14.8	38.5%
Loestrin 24 Fe	6.2	—	6.2	100%	7.6	—	7.6	100%

Total	57.1	40.4	16.7	41.3%	108.2	82.4	25.8	31.4%
Hormone therapy
Estrace Cream	16.1	11.2	4.9	44.3%	32.7	24.1	8.6	35.5%
Femhrt	13.4	14.0	(0.6)	(4.4)%	26.6	30.5	(3.9)	(12.8)%
Femring	3.0	1.6	1.4	86.5%	5.0	5.0	—	—
Estrace Tablets	2.1	2.5	(0.4)	(15.7)%	3.7	6.4	(2.7)	(43.1)%
Femtrace	0.7	—	0.7	100%	1.1	—	1.1	100%

Total	35.3	29.3	6.0	20.5%	69.1	66.0	3.1	4.6%
Dermatology
Doryx	25.4	16.7	8.7	52.2%	50.7	40.9	9.8	23.9%
Dovonex	39.9	—	39.9	100%	73.7	—	73.7	100%
Taclonex	14.7	—	14.7	100%	18.0	—	18.0	100%

Total	80.0	16.7	63.3	379.8%	142.4	40.9	101.5	248.3%
PMDD
Sarafem	9.3	11.3	(2.0)	(17.0)%	19.9	23.5	(3.6)	(15.1)%
Other product sales
Other	1.7	5.9	(4.2)	(73.1)%	4.4	12.7	(8.3)	(65.4)%
Contract manufacturing	3.6	4.8	(1.2)	(25.8)%	9.4	11.4	(2.0)	(17.7)%

Total product net sales	187.0	108.4	78.6	72.4%	353.4	236.9	116.5	49.2%
Other revenue
Dovonex co-promotion	—	5.6	(5.6)	(100)%	—	10.9	(10.9)	(100)%

Total revenue	$187.0	$114.0	$73.0	64.0%	$353.4	$247.8	$105.6	42.6%

Revenue in the quarter ended June 30, 2006 was $187.0 million, an increase of $73.0 million or 64.0% over the same quarter last year. For the six months ended June 30, 2006 revenue increased $105.6 million or 42.6%. The January 1, 2006 acquisition of Dovonex was a significant factor driving the increases in revenue. Total revenue for Dovonex accounted for $34.3 million of the increase for the quarter and $62.8 million for the six month period. Also contributing to the increases in revenue were two products launched in March 2006, Taclonex and Loestrin 24 Fe, which together contributed $20.9 million and $25.6 million of growth for the quarter and six months ended June 30, 2006, respectively.

In the first quarter of 2005 we entered into distribution agreements with two of our major customers. During the period from April 1st through December 31, 2005, these distributors substantially reduced their investment in inventories of our products, which had the effect of reducing our net sales during that period. We believe the pipeline inventories of our products as of December 31, 2005 were reduced to a level such that the majority of the net sales impact from the two agreements was realized in 2005. During the quarter ended June 30, 2005, one of these distributors substantially reduced their investment in inventories of our products. We estimate that the contraction of this distributor’s pipeline inventory reduced our net sales by approximately $9.0 million in the quarter ended June 30, 2005. The products most impacted by the new distribution agreement were Doryx®, Ovcon®, Estrostep® and femhrt.

In February 2006 we received FDA approval of our oral contraceptive, Loestrin 24 Fe, and began commercial sales of the product in March 2006. Beginning in April 2006, Loestrin 24 Fe became our top priority among our oral contraceptive brands with revenues in the quarter and six months ended June 30, 2006 totaling $6.2 million and $7.6 million, respectively. During the period from July 2005 through the launch of Loestrin 24 Fe, Estrostep was the primary focus of our promotional efforts in oral contraception, which resulted in strong growth in demand for Estrostep in the second half of 2005 and continuing into the first half of 2006. The 42.5% and 38.5% increase in Estrostep net sales in the quarter and six months ended June 30, 2006 compared with the prior year periods were driven primarily by growth in filled prescriptions (a proxy for unit growth) combined with the impact of price increases of approximately 8.0% in both the quarter and six months ended June 30, 2006 compared with the prior year periods. Ovcon net sales increased 10.5% and 7.8% in the quarter and six months ended June 30, 2006, respectively, despite modest declines in filled prescriptions compared with the prior year periods due to the July 2005 shift in our promotional emphasis to Estrostep. Average prices for Ovcon during the quarter and six month period increased approximately 8.0% in comparison with both periods in the prior year.

The sales of our hormone therapy products have been affected by the general decline in the hormone therapy markets that began in July 2002 following the NIH’s early termination of a large-scale clinical trial, which was part of the Women’s Health Initiative and examined the long-term effects of combined estrogen and progestogen therapy in post-menopausal women. The decline in the hormone therapy markets has slowed and we launched new products (Femtrace and a lower dose of femhrt) to improve our position in this segment. Sales of our hormone therapy product sales increased $6.0 million or 20.5% and $3.1 million or 4.6% in the quarter and six months ended June 30, 2006, respectively, compared with the prior year periods. Net sales of Estrace Cream accounted for $4.9 million and $8.6 million of the increase for the quarter and six months ended June 30, 2006, respectively, compared with the prior year periods. We believe that net sales of Estrace Cream in both the quarter and six months ended June 30, 2005 were reduced due to contractions in the level of pipeline inventories held by our customers during those periods.

In dermatology, sales of Doryx increased $8.7 million, or 52.2%, and $9.8 million, or 23.9%, in the quarter and six months ended June 30, 2006, respectively, compared with the prior year periods. The increases were the result of increased demand, higher pricing and a contraction of pipeline inventory levels in the prior year periods. Doryx prescriptions, which had been in modest decline in the first half of 2005, returned to growth in the second half of 2005 due to the impact of the specialty sales force and the introduction, in September 2005, of the new delayed-release tablet form of the product. Doryx filled prescriptions in the quarter and six months ended June 30, 2006 were up more than 10% compared with the prior year periods. Price levels in effect during the quarter and six months ended June 30, 2006 contributed to the increases as average selling prices were higher by approximately 15% and 17%, respectively, compared with the prior year periods.

On January 1, 2006 we acquired the product rights to Dovonex from Bristol-Myers and in March 2006 we began commercial shipments of Taclonex. The addition of these two products to our dermatology portfolio added $49.0 million and $80.8 million to our revenue in the quarter and six months ended June 30, 2006, respectively, compared with the prior year periods. In 2005 we promoted Dovonex for Bristol-Myers and earned $5.6 million and $10.9 million of co-promotion revenue in the quarter and six months ended June 30, 2005.

Sarafem, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), had sales of $9.3 million and $19.9 million in the quarter and six months ended June 30, 2006, respectively, compared with $11.3 million and $23.5 million in the prior year periods. The decrease is attributable to sharp declines in overall prescription demand offset slightly by price increases of approximately 8% and 13% in the quarter and six months ended June 30, 2006, respectively, compared with the prior year periods. We believe that Sarafem, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in Sarafem, and branded selective serotonin reuptake inhibitors (“SSRI’s) that are increasingly targeting the PMDD market.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr Laboratories. The declines in contract manufacturing revenue in both the quarter and six months ended June 30, 2006 relative to the prior year periods are primarily due to our discontinuing the manufacture of certain products for Pfizer. In addition, effective July 1, 2006 we signed an amendment to our supply agreement with Pfizer to continue producing Dilantin for at least 3 years.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $22.8 million in the quarter ended June 30, 2006 compared with the same quarter in 2005 primarily due to the 72.4% increase in product net sales. Net sales of Dovonex, acquired January 1st 2006, and the launch of Taclonex accounted for a significant portion of the increase in product net sales and an even larger portion of the increase in cost of sales in the quarter. The cost of sales for Dovonex and Taclonex (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products. Cost of sales as a percentage of product net sales increased to 19.9% in the quarter ended June 30, 2006 from 13.2% in the quarter ended June 30, 2005.

Cost of sales in the six months ended June 30, 2006 were $69.0 million, a $13.1 million increase over the prior year period. Cost of sales in the six months ended June 30, 2006 and 2005 included $1.5 million and $22.4 million, respectively, representing the increased values of inventory recorded through the allocation of acquisition purchase prices and flowing through cost of sales in the periods. Excluding the impact of these items, our adjusted cost of sales for the six months ended June 30, 2006 increased $34.0 million over the prior year period. The addition of Dovonex and Taclonex net sales were the principal factors generating the increase in adjusted cost of sales dollars and the increase in the adjusted cost of sales percentage in the six months ended June 30, 2006 relative to the same period in the prior year.

The tables below show the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the quarters and six months ended June 30, 2006 and 2005:

(dollars in millions)	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	$ Change	Percent Change
Product net sales	$187.0	$108.4	$78.6	72.4%

Cost of sales (excluding amortization), as reported	37.2	14.4	22.8	159.3%

Cost of sales percentage	19.9%	13.2%

(dollars in millions)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	Percent Change
Product net sales	$353.4	$236.9	$116.5	49.2%

Cost of sales (excluding amortization), as reported	69.0	55.9	13.1	23.5%

Cost of sales percentage	19.5%	23.6%

Cost of sales (excluding amortization), as reported	69.0	55.9	13.1	23.5%

Less inventory step up	(1.5)	(22.4)	(20.9)	(93.4)%

Adjusted cost of sales (excluding amortization)	67.5	33.5	34.0	101.6%

Adjusted cost of sales percentage	19.1%	14.1%

Selling, general and administration (“SG&A”) expenses. SG&A expenses for the quarter ended June 30, 2006 were $60.9 million, an increase of $24.3 million, or 66.3% from $36.6 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2006 were $99.2 million, an increase of $16.0 million, or 19.1% from $83.2 million in the prior year period. The increase in both periods was mainly due to the initiation of promotional activities in support of the launches of Loestrin 24 Fe and Taclonex during the quarter. We incurred significant promotional and advertising expenses during the quarter, including a direct to consumer campaign for Loestrin 24 Fe. Included in the six months ended June 30, 2005 were $5.9 million of general and administrative costs incurred in connection with the closing of our acquisition of the Company in January 2005, which were mainly employee retention compensation. The Company’s SG&A expenses were comprised of the following:

(dollars in millions)	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	$ Change	Percent Change
Advertising and Promotion	$28.0	$7.6	$20.4	268.4%
Selling and Distribution	18.7	17.2	1.5	8.7%
General, Administrative and Other	14.2	11.8	2.4	20.3%

Total	$60.9	$36.6	$24.3	66.3%

(dollars in millions)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	Percent Change
Advertising and Promotion	$37.6	$20.1	$17.5	87.1%
Selling and Distribution	35.2	33.9	1.3	3.8%
General, Administrative and Other	26.4	29.2	(2.8)	(9.5%)

Total	$99.2	$83.2	$16.0	19.1%

Research and Development (“R&D”). Investment in R&D totaled $5.1 million in the quarter ended June 30, 2006 compared with $7.8 million in the prior year quarter. Investment in R&D totaled $14.7 million in the six months ended June 30, 2006 compared with $12.8 million in the prior year period. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. Included in the six months ended June 30, 2006 is $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma.

Amortization. Amortization expense in the quarters ended June 30, 2006 and 2005 was $63.1 million and $59.4 million, respectively. Amortization expense in the six months ended June 30, 2006 and 2005 was $122.0 million and $120.7 million, respectively. Included in amortization expense in the quarter and six months ended June 30, 2006 is additional amortization of $4.0 million related to the Estrostep intangible asset as a result of changes in our forecast of future cash flows for this product.

Acquired in-process research and development. We allocated $280.7 million of the purchase price paid to complete the Acquisition to the fair value of product development projects that, as of the acquisition date, were not approved by the FDA for promotion and sale in the U.S. and had no alternative future use (in-process research and development or “IPR&D”). This amount was expensed in the first quarter of 2005 and is included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2005. There were no such costs recognized in the six months ended June 30, 2006.

Transaction costs. During the six months ended June 30, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered part of the purchase price. These costs are shown in a separate line item in our condensed consolidated statement of operations. There were no such costs recognized in the six months ended June 30, 2006.

Interest income and interest expense (“Net interest expense”). Net interest expense for the quarter ended June 30, 2006 was $46.0 million, an increase of $7.3 million from $38.7 million in the prior year period. Net interest expense for the six months ended June 30, 2006 was $91.1 million, an increase of $23.8 million from $67.3 million in the prior year period. The increase in interest expense for both periods was primarily due to: (1) additional borrowings on the senior secured credit facility of $240.0 million used to fund the purchase of Dovonex and the milestone payment for Taclonex to LEO and (2) an increase in interest rates on our un-hedged variable rate debt.

Provision for income taxes. The tax rate in 2006 is adversely impacted by the taxable income mix among the various tax jurisdictions in which we operate. The effective income tax rate for interim periods is volatile due to changes in income mix forecasted among the various tax jurisdictions in which we operate.

Net Income. Due to the factors described above, we reported net losses of $27.5 million and $42.2 million in the quarters ended June 30, 2006 and 2005, respectively. We reported net losses of $46.1 million and $403.9 million in the six months ended June 30, 2006 and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2006, our cash on hand was $44.4 million, as compared to $11.5 million at December 31, 2005. As of June 30, 2006 our debt, net of cash, was $2,177.5 million and consisted of $1,621.9 million of borrowings under our senior secured credit facility plus $600.0 million of 8  3/4% Senior Subordinated Notes due 2015 (the “Notes”), less $44.4 million of cash on hand.

The following table summarizes our net increase in cash and cash equivalents:

(Dollars in millions)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net cash provided by / (used in) operating activities	$62.4	$(31.9)
Net cash (used in) investing activities	(261.3)	(2,939.1)
Net cash provided by financing activities	231.8	3,001.7

Net increase in cash and cash equivalents	$32.9	$30.7

Our net cash provided by operating activities for the six months ended June 30, 2006 increased $94.3 million over the prior year period. We reported a net loss of $403.9 in the prior year period compared with a net loss of $46.1 million in the current period. The six months ended June 30, 2005 included significant costs and expenses directly related to the acquisition. During the six months ended June 30, 2006, our investment in working capital, excluding cash, increased mainly due to the acquisition of Dovonex on January 1, 2006, and the launches of Loestrin 24 Fe and Taclonex, which were significant factors in the $16.2 million increase in inventories from December 31, 2005 to June 30, 2006. Our costs to purchase both Dovonex and Taclonex, expressed as a percentage of their net sales values, are significantly higher than for our other products resulting in higher investments in inventory relative to the products’ net sales.

Our net cash used in investing activities during the six months ended June 30, 2006 totaled $261.3 million, consisting of $198.5 million to purchase the rights to Dovonex, $40.0 million paid to LEO to complete the acquisition of the rights to Taclonex, $14.4 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of Estrostep and femhrt and $8.4 million of capital expenditures. Net cash used in investing activities in the prior year period included $2,922.6 million used to acquire the company, $14.4 million of contingent purchase payments to Pfizer and $2.2 million of capital expenditures. Our capital expenditures in the current period included continued

investments in our Fajardo, Puerto Rico manufacturing facility and the implementation of a corporate-wide enterprise resource planning system.

Our net cash provided by financing activities in the current year was $231.8 million, principally consisting of $240.0 million of borrowings under the delayed-draw term loan portion of our senior secured credit facility used to fund the Dovonex and Taclonex transactions, net of required repayments of our term debt. The net cash provided by financing activities in the prior year includes $2,020.0 million of borrowings and $1,282.9 million of proceeds from the issuance of share capital to purchase the Company from the Predecessor offset by repayments of Predecessor debt and debt issuance costs.

Senior Secured Credit Facility

In early 2006, we borrowed the full $240.0 million available under the delayed-draw term loan facility to fund our acquisition of the U.S. sales and marketing rights to Dovonex (January 2006) and the final milestone payment paid to LEO Pharma (February 2006) upon the FDA’s approval of Taclonex. Scheduled repayments, including the additional $240.0 million borrowed under the delayed-draw term loan facility, total $16.4 million annually. As of June 30, 2006, there were no borrowings outstanding under the revolving credit facility. In addition, as of June 30, 2006 we were in compliance with all financial covenants with the most restrictive covenant being the interest coverage ratio (ratio of EBITDA to interest expense, as defined in our credit agreement).

Interest on term borrowings accrued at our option, at LIBOR plus 2.75% or ABR plus 1.75% through April 24, 2006. On April 25, 2006, we entered into an amendment to the senior secured credit facility under which the interest rates applicable to outstanding and future term loans were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) our term loans receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) our leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and such reduction would remain in effect as long as the required ratings or leverage ratio are maintained.

In June 2006, we entered into two additional interest rate swap contracts covering $375.0 million notional principal amount of our variable rate debt which become effective at a future date. We entered into the interest rate swaps specifically to hedge a portion of our exposure to potential adverse movements in interest rates.

8 3/4% Senior Subordinated Notes due 2015

On July 15, 2005 we filed an S-4 Registration Statement covering the registration of an aggregate principal amount of $600.0 million of new 8 3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation that may be exchanged for an equal principal amount of outstanding 8 3/4% Senior Subordinated Notes due 2015 of Warner Chilcott Corporation, which were issued on January 18, 2005. The Registration Statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of the registrant in market making transactions. On April 20, 2006 we filed Amendment No. 1 to the Registration Statement. On April 21, 2006 the S-4 Registration Statement was declared effective by the SEC. Due to delays in having the S-4 Registration Statement declared effective, Warner Chilcott Corporation incurred penalty interest on the Senior Subordinated Notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the Senior Subordinated Notes reverted to the stated 8 3/4% rate. On May 24, 2006, Warner Chilcott Corporation announced the successful completion of the offer to exchange the notes for new 8 3/4% Senior Subordinated Notes due 2015.

Contractual Commitments

The following table summarizes our financial commitments as of June 30, 2006:

	Cash Payments due by Period
(Dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$1,621.9	$16.4	$32.8	$32.8	$1,539.9
8.75% Senior Subordinated Notes due 2015	600.0	—	—	—	600.0
Interest payments on long-term debt (1)	1,126.7	171.6	339.4	334.2	281.5
Sponsor advisory and management fees (2)	32.5	5.0	10.0	10.0	7.5
Supply agreement obligations	79.9	53.2	23.1	3.6	—
Lease obligations	7.9	3.3	2.9	1.5	0.2

Total Contractual Obligations	$3,468.9	$249.5	$408.2	$382.1	$2,429.1

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of June 30, 2006. Based on our variable rate debt levels of $1,172 million as of June 30, 2006, a 1% change in interest rates would impact our annual interest payments by approximately $12 million.

(2)	Upon the consummation of an initial public offering by our ultimate parent (Warner Chilcott Holdings Company, Limited), the Sponsor advisory and management fee agreement terminates and we are required to pay the Sponsors, in the aggregate, approximately $30 million.

Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of femhrt and Estrostep. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $43.5 million in the aggregate for femhrt and $21.0 million in the aggregate for Estrostep in quarterly installments. These payments are expected to be made as follows: $28.8 million in less than one year, $27.0 million in one to three years and $8.7 million in three to five years.

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

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million for the option upon signing and will pay an additional $3.0 million upon completion of development milestones. The purchase price for the product will be negotiated by LEO and us if the option is exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The following policies are required interim updates to those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2005 audited consolidated financial statements included in the S-4 Registration Statement.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments can have a material impact on our results of operations. Management does not believe that its assumptions are reasonably likely to change in the future. Revenue from product sales is recognized when title to the product transfers to our customers, generally FOB destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Revenues associated with co-promotion agreements are recognized based on a percentage of sales reported by third parties.

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for rebates, coupons, trade discounts, returns and fee for service arrangements with distributors in the same period that we recognize the related sales. Of these, the two significant sales deductions are sales returns and Medicaid rebate reserves.

We account for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to our estimate of the portion of sales that are expected to be returned for credit in a future period. For established products, we estimate the sales return accrual primarily based on historical experience regarding actual sales returns but we also consider other factors that could cause future sales returns to deviate from historical levels. These factors include levels of inventory in the distribution channel, estimated remaining shelf life of products sold or in the distribution channel, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of new competitive products.

We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience and changes in expectations. The accruals needed for future returns of new products are estimated based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these programs are included in our Medicaid rebate accrual. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to products at the time of sale. Our estimate of the required accrual for Medicaid rebates is primarily based on our actual historical experience regarding Medicaid rebates on each of our products. We also consider any new information regarding changes in the Medicaid programs’ regulations and guidelines that could impact the amount of future rebates. We consider outstanding Medicaid claims, Medicaid payments and estimated levels of inventory in the distribution channel and adjust the accrual periodically to reflect actual experience and changes in expectations.

These sales deductions reduce revenue and are included as a reduction of accounts receivable or as a component of accrued expenses. Our estimates of returns, Medicaid rebates and other sales deductions have not materially differed from actual experience. The movement in the reserves accounts for the balance sheet periods presented is as follows:

	Returns	Medicaid	Other	Total
December 31, 2004 Balance	$20.8	$7.0	$4.8	$32.6
Current provision related to sales*	42.8	20.0	19.3	82.1
Current processed returns / rebates	(39.9)	(18.4)	(19.2)	(77.5)

December 31, 2005 Balance	$23.7	$8.6	$4.9	$37.2

Current provision related to sales*	19.1	8.7	20.0	47.8
Current processed returns / rebates	(15.4)	(4.0)	(17.0)	(36.4)

June 30, 2006 Balance	$27.4	$13.3	$7.9	$48.6

*	Adjustment of estimates to actual results was less than 0.8% of net sales in each period presented.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by two of our major customers (which aggregate approximately 59% of our sales for the six months ended June 30, 2006). And we informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related accruals. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive third-party information.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of June 30, 2006 goodwill represented approximately 39% of our total assets and intangible assets represented approximately 51% of our total assets. Both our goodwill and intangible assets are associated with our one reporting unit.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless events occur which trigger the need for an earlier impairment review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. Our recorded goodwill increased substantially in 2005 as a result of the Acquisition. We completed our annual test during the quarter ended December 31, 2005 and no impairment charge resulted.

Definite-Lived Intangible Assets

We assess the impairment of definite-lived intangible assets, on a product family basis, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our analysis includes, but is not limited to, the following key assumptions:

•	Review of period-to-period actual sales and profitability by product;

•	Preparation of sales forecasts by product;

•	Analysis of industry and economic trends and projected product growth rates;

•	Internal factors, such as the current focus of our sales forces’ promotional efforts;

•	Projections of product viability over the estimated useful life of the intangible asset (including consideration of relevant patents);

•	Consideration of regulatory and legal environment.

When we determine that there is an indicator that the carrying value of definite-lived intangible assets may not be recoverable based on undiscounted future cash flows, we measure impairment based on estimates of discounted future cash flow. These estimates include the assumptions described above about future conditions within the Company and the industry. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If actual cash flows differ from those projected by management, or if there is a change in any of these key assumptions, additional write-offs may be required. Management does not believe that its key assumptions are reasonably likely to change in the future.

Indefinite-Lived Intangible Assets

We also have a trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value has declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2005 and no impairment charge resulted.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. We are currently evaluating the potential impact of this interpretation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at June 30, 2006.

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

Based on variable rate debt levels of $1,171.9 million as of June 30, 2006, after taking into account the impact of the interest rate swaps referred to above, a 1.0% change in interest rates would impact net interest expense by approximately $2.9 million per quarter.

Inflation

Inflation had no material impact on our operations during the quarter and six months ended June 30, 2006 and 2005.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

There have been no changes in internal control over financial reporting, for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On August 1, 2006 the Company implemented a company-wide enterprise resource planning system. This implementation changes the internal controls over financial reporting that were in place as of June 30, 2006. The controls in place under the new operating system are being evaluated by management and management believes that the new system enhances the Company’s control environment. As such, the new system is not expected to have any adverse effects on the Company’s internal controls over financial reporting.

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

See Note 11 to our condensed consolidated unaudited financial statements for the quarter and six months ended June 30, 2006 for a description of our significant current legal proceedings which is incorporated by reference.

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

Item 6.	Exhibits

10.1	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company, Inc. and Pfizer Inc. – Filed with this document

31.1	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	By:	/s/ Roger M. Boissonneault
Roger M. Boissonneault
President & Chief Executive Officer

Date: August 11, 2006	By:	/s/ Paul Herendeen
Paul Herendeen
Executive Vice President and Chief Financial Officer